Form 10-Q
period 1995-06-30
GARMENT CAPITOL ASSOCIATES
filed 1995-08-11
CIK 40023

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1995

                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ___________

         Commission file number 0-768

                             GARMENT CAPITOL ASSOCIATES
               (Exact name of registrant as specified in its charter)

            A New York Partnership                  13-6083208
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)

                    60 East 42nd Street, New York, New York 10165
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (212) 687-8700
                 (Registrant's telephone number, including area code)

                                         N/A
            (Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes [ X ].  No [   ].


                An Exhibit Index is located on Page 13 of this Report.
              Number of pages (including exhibits) in this filing:  13.

    Garment Capitol Associates                                           2.
    June 30, 1995



                        PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements.

                          Garment Capitol Associates
                         Condensed Statement of Income
                                 (Unaudited)

                                  For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                     1995       1994        1995       1994

 Income:

   Rent income, from a related
     party (Note B)               $272,500   $272,500    $545,000   $545,000
   Dividend income                      80      1,715       2,926      2.778
                                  --------   --------    --------   --------
     Total income                  272,580    274,215     547,926    547,778
                                  --------   --------    --------   --------
 Expenses:

   Interest on mortgage             82,609     83,298     165,994    174,541
   Supervisory services, to a
     related party (Note C)         10,625     10,625      21,250     21,250
   Amortization of mortgage
     refinancing costs               7,042       -0-       14,085       -0-
                                  --------   --------    --------   --------
     Total expenses                100,276     93,923     201,329    195,791
                                  --------   --------    --------   --------
 Net income                       $172,304   $180,292    $346,597   $351,987
                                  ========   ========    ========   ========

 Earnings per $5,000 partici-
   pation unit, based on 1,050
   participation units outstand-
   ing during the year            $ 164.10   $ 171.71    $ 330.09   $ 335.23
                                  ========   ========    ========   ========

 Distributions per $5,000
   participation consisted
   of the following:
     Income                       $ 164.10   $ 171.71    $ 330.09   $ 335.23
     Increase in capital            (18.36)    (25.97)     (38.61)    (43.75)
                                  --------   --------    --------   --------
       Total distributions        $ 145.74   $ 145.74    $ 291.48   $ 291.48
                                  ========   ========    ========   ========

     At June 30, 1995 and 1994, there were $5,250,000 of participations outstanding.

    Garment Capitol Associates                                           3.
    June 30, 1995



                           Garment Capitol Associates
                            Condensed Balance Sheet
                                  (Unaudited)

 Assets                                     June 30, 1995   December 31, 1994
 Current assets
   Cash                                       $   95,197          $  321,323
                                              ----------          ----------
   Total current assets                           95,197             321,323
 Real Estate
   Land                                        2,500,000           2,500,000
   Building                                    8,000,000           8,000,000
     Less, allowance for depreciation          8,000,000           8,000,000
                                              ----------          ----------
                                                     -0-                 -0-
 Intangible assets
   Mortgage refinancing costs                    107,050              69,482
     Less, allowance for amortization             38,923              24,838
                                              ----------          ----------
                                                  68,127              44,644
                                              ----------          ----------
   Total assets                               $2,663,324          $2,865,967
                                              ==========          ==========
 Liabilities and Capital
 Current liabilities
   Accrued interest payable                   $   27,449          $   65,371
   Principal payments of first mortgage
     payable within one year                     126,213                -0-
                                              ----------          ----------
       Total current liabilities                 153,662              65,371
 Long-term debt                                2,981,217           3,312,692
 Capital
   Capital deficit, January 1,                  (512,096)           (591,692)
   Add, Net income:
     January 1, 1995 through June 30, 1995       346,597                -0-
     January 1, 1994 through December 31, 1994       -0-             691,708
                                              ----------          ----------
                                                (165,499)            100,016
                                              ----------          ----------
   Less, Distributions:
     Monthly distributions,
       January 1, 1995 through June 30, 1995     306,056                -0-
       January 1, 1994 through
         December 31, 1994                          -0-              612,112
                                              -----------         -----------
         Total distributions                     306,056             612,112
                                              ----------          ----------
 Capital deficit:
   June 30, 1995                                (471,555)               -0-
   December 31, 1994                                -0-             (512,096)
                                              ----------          ----------
     Total liabilities and capital
       deficit:
       June 30, 1995                          $2,663,324
       December 31, 1994                                          $2,865,967
                                              ==========          ==========

    Garment Capitol Associates                                           4.
    June 30, 1995



                          Garment Capitol Associates
                      Condensed Statement of Cash Flows
                                   (Unaudited)

                                          January 1, 1995     January 1, 1994
                                              through             through
                                            June 30, 1995       June 30, 1994

 Cash flows from operating activities:
   Net income                                  $ 346,597           $ 351,987
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Amortization of mortgage refinancing
         costs                                    14,085                -0-
       Change in accrued interest payable        (37,922)             15,969
                                               ---------           ---------
     Net cash provided by
       operating activities                      322,760             367,956

 Cash flows from financing activities:
   Cash distributions                           (306,056)           (306,056)
   Principal payments on first mortgage         (205,262)            (15,678)
   Mortgage refinancing costs                    (37,568)               (493)
                                               ---------           ---------
   Net cash used in financing activities        (548,886)           (322,227)
                                               ---------           ---------
   Net decrease in cash                         (226,126)             45,729

 Cash, beginning of period                       321,323             251,940
                                               ---------           ---------
 Cash, end of period                           $  95,197           $ 297,669
                                               =========           =========



                                          January 1, 1995     January 1, 1994
                                              through             through
                                            June 30, 1995       June 30, 1994

 Cash paid for:
   Interest                                    $ 203,916            $174,665
                                               =========            ========

    Garment Capitol Associates                                           5.
    June 30, 1995



         Notes to Condensed Financial Statements (Unaudited)

         Note A - Basis of Presentation

                   The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the partners in Registrant, necessary for a fair statement of the results for such interim periods. The partners in Registrant believe that the accompanying unaudited condensed financial statements and the notes thereto fairly disclose the financial condition and results of Registrant's operations for the periods indicated and are adequate to make the information pre-sented therein not misleading.


         Note B - Interim Period Reporting

                   The results for interim periods are not necessarily indicative of the results to be expected for a full year.

                   Registrant was organized on January 10, 1957. On May 1, 1957, Registrant acquired fee title to the Garment Capitol Building (the "Building") and the land thereunder, located at 498 Seventh Avenue, New York, New York (the "Property"). Registrant's partners are Donald A. Bettex, Peter L. Malkin and Martin D. Newman (collectively the "Partners"), each of whom also acts as an agent for holders of participations in their respective partnership interests in Registrant (the "Participants").

                   Registrant does not operate the Property. Registrant leases the Property to 498 Seventh Avenue Associates (the "Lessee") under a net operating lease (the "Lease") which commenced as of May 1, 1957 and currently expires on April 30, 2007. Lessee has one 25-year renewal option which has not been exercised and which, if exercised, will extend the Lease to April 30, 2032.

                   Lessee is a partnership in which Mr. Malkin is among the partners. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, counsel to Registrant and to Lessee (the "Counsel"). See Note C of this Item 1 ("Note C").

                   Under the Lease, Lessee must pay (i) annual basic rent of $1,090,000 (the "Basic Rent") to Registrant and (ii) additional

    Garment Capitol Associates                                           6.
    June 30, 1995



         rent equal to 50% of Lessee's net operating profit in excess of $200,000 for each Lease year (the "Additional Rent").

                   Additional Rent income is recognized when earned from the Lessee, at the close of the lease year ending April 30. Such income, if any, is not determinable until the Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. The Lease does not provide for the Lessee to render interim reports to Registrant, so no Additional Rent income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year.

                   The current term of the Lease expires on April 30, 2007, and the Lease is subject to the renewal option described above. Pursuant to the Lease, Lessee has the option of surrendering its leasehold interest, at any time, upon 60 days' prior written notice without further liability after the date of surrender. In addition, Lessee has the right to assign the Lease, without Registrant's consent, so long as the assignee assumes, in writing, all of the obligations of the Lease.

                   On March 23, 1995, Registrant entered into a
         Modification and Extension Agreement (the "Modification"), as of December 1, 1992, with Apple Bank for Savings (the "Apple Bank") concerning the mortgage loan (the "Mortgage Loan"), which was originally made on November 30, 1987 in the principal amount of $3,485,000. See Exhibit 10(c) hereof for the terms of such Modification. The Mortgage Loan is secured by a first mortgage on the Property.

                   The principal terms of the Modification are as follows:

         Date:               As of December 1, 1992.

         Amount:             $3,376,340.61.

         Term:               Five years, maturing on December 1, 1997.

         Unpaid Principal
         Balance:            $3,127,201.30 (after the April 1, 1995
                              payment).

         Interest Rates:     10.0% per annum from December 1, 1992
                              through October 31, 1993;
                             10.50% per annum from November 1, 1993
                              through November 30, 1994; and
                             10.60% per annum from December 1, 1994
                              through December 1, 1997.

    Garment Capitol Associates                                           7.
    June 30, 1995



         Monthly
         Payments:           $36,282.33 from January 1, 1993 through
                              November 1, 1993;
                             $37,276.35 from December 1, 1993 through
                              December 1, 1994; and
                             $37,465.52 from January 1, 1995 through
                              December 1, 1997.

         Prepayment
         Privilege:          The Mortgage Loan is prepayable at any time in
                             whole only, without penalty on 60 days' prior written notice.

                   The following provisions from the Mortgage Loan before the Modification continue to be applicable:

         Liability:          No Partner has personal liability for the
                             obligation under the Mortgage Loan to pay principal and interest;

         Due on Sale:        Upon a sale or further encumbrance of the
                             Property without Apple Bank's consent, the Mortgage Loan will become immediately due and payable; and

         Lease: No modification or cancellation of the Lease is permitted without Apple Bank's consent.

                   At the closing of the Modification, Registrant paid Apple Bank $247,122.87 for principal and interest due from December 1, 1992 to June 30, 1995 (including the April 1, 1995 monthly payment); $8,450.00 in payment of Apple Bank's legal fees, and $5,913.00 in payment of miscellaneous closing charges (including mortgage insurance, recording fees and searches).

                   Prior to the Modification, the Mortgage Loan provided for constant annual payments of $348,500, applicable first to interest and then to principal. The Mortgage Loan matured on December 1, 1992 and had been the subject of various extensions at various interest rates.

                   Lessee reported net loss of $2,222,031 for the lease year ended April 30, 1995; therefore, there was no additional rent payable for such lease year. Consequently, no additional payments for supervisory services were payable to Counsel for the lease year ended April 30, 1995.


         Note C - Supervisory Services

                   Registrant pays Counsel for supervisory services and disbursements (i) the basic payment of $42,500 per annum ("Basic

    Garment Capitol Associates                                           8.
    June 30, 1995



         Payment"); (ii) an additional annual basic payment of the first $37,500 of Additional Rent paid by Lessee in any lease year ("Additional Basic Payment"); and (iii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year (the "Additional Payment"). The Additional Payment will be payable in each year only from Additional Rent received by Registrant from Lessee. If Additional Rent in any year is inadequate to cover the Additional Payment, such deficiency shall be payable in the following year in which Additional Rent is sufficient.

                   No remuneration was paid during the three and six month periods ended June 30, 1995 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Reg-istrant paid Counsel $42,500 during the fiscal year ended December 31, 1994. Registrant also paid Counsel $10,625 and $21,250, respectively, of the Basic Payment for supervisory services for the three and six month periods ended June 30, 1995.

                   The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

                   Reference is made to Note B for a description of the terms of the Lease between Registrant and Lessee. As of June 30, 1995, Mr. Malkin owned Partnership interests in Lessee. The respective interests of Messrs. Bettex, Malkin and Newman, if any, in Registrant and Lessee arise solely from the ownership of their respective participations in Registrant and their respective partnership interests in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Lessee.

    Garment Capitol Associates                                           9.
    June 30, 1995



                   As of June 30, 1995, the Partners owned of record and beneficially an aggregate $45,125 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

                   In addition, as of June 30, 1995, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

                   Peter L. Malkin owned of record as trustee, but not beneficially, $5,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $16,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

                   Registrant was organized solely for the purpose of acquiring the Property subject to the Lease. Registrant is required to pay from Basic Rent the annual charges due under the Mortgage Loan and the Basic Payment for supervisory services, and to distribute the balance to the Participants. Additional Rent is distributed to the Participants after the Additional Basic Payment and the Additional Payment is made to Counsel. See Note C. Pursuant to the Lease, Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant does not pay dividends. During the three and six month periods ended June 30, 1995, Registrant made regular monthly distributions of $48.58 for each $5,000 participation ($582.96 per annum for each $5,000 participation). As a result of no additional rent being payable to Registrant for the lease year ended April 30, 1995, there was no additional distribution for 1995. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distri-butions, particularly distributions of Additional Rent, depends solely on the ability of Lessee to make monthly payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.
         See Note B.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.

    Garment Capitol Associates                                          10.
    June 30, 1995



         The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

                Total income decreased for the three-month period ended June 30, 1995, as compared with the three-month period ended June 30, 1994. Such decrease resulted from a decrease in dividend income earned on funds temporarily invested with Fidelity U.S. Treasury Income Portfolio. Total income increased for the six-month period ended June 30, 1995 as compared with the six-month period ended June 30, 1994. Such increase resulted from an increase in dividend income earned on funds temporarily invested in Fidelity U.S. Treasury Income Portfolio for the six-month period ended June 30, 1995. See Note B. Total expenses increased for the three and six month periods ended June 30, 1995, as compared with the three and six month periods ended June 30, 1994. Such increase resulted from the net of a decrease in interest expense and an increase in amortization under the Mortgage Loan. See Note B.

                   Lessee is aggressively marketing the Property. The downturn in the garment industry has had a major impact on the Property. Registrant has been advised that the Lessee's tenant loss is primarily due to the insolvencies of its tenants. Lessee is making a special effort to lease space to industry leaders.

                   Lessee has the right to abandon or assign its interest in the Lease. See Note B. No assurance can be provided that Lessee will not exercise its right to terminate the Lease in the future. Nevertheless, Registrant believes that if the Lease is terminated for any reason, Registrant will be able either to locate a suitable lessee and negotiate a lease providing for an annual payment in excess of the annual expense of owning the Property or to sell the Property for an amount in excess of the Mortgage Loan.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three and six month periods ended June 30, 1995 as compared with the three and six month periods ended June 30, 1994. As stated in Note B, Apple Bank has extended the Mortgage Loan until December 1, 1997.

                   Registrant anticipates that the value of the Property will be in excess of the amount of the mortgage balance at maturity. Registrant further assumes that the garment industry, and therefore the Property, will improve in the future. There are

    Garment Capitol Associates                                          11.
    June 30, 1995



         no changes anticipated in the short-term or long-term financial liquidity position of Registrant, other than the need to refinance the Mortgage Loan upon maturity. Registrant foresees no need for it to make material commitments for capital expenditures while the Lease is in effect.

                                      Inflation

                   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1994, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

                             PART II.  OTHER INFORMATION

         Item 5.   Other Information.

                   None.

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a) The exhibit hereto is being incorporated by reference.

                   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

    Garment Capitol Associates                                          12.
    June 30, 1995



                                     SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated March 30, 1989 (the "Power").



         GARMENT CAPITOL ASSOCIATES
         (Registrant)



         By  /s/ Stanley Katzman
             Stanley Katzman, Attorney-in-fact*


         Date:  August 7, 1995


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



         By  /s/ Stanley Katzman
             Stanley Katzman, Attorney-in-fact


         Date:  August 7, 1995








         ______________________
            * Mr. Katzman supervises accounting functions for Registrant.

    Garment Capitol Associates                                          13.
    June 30, 1995



                                    EXHIBIT INDEX

         Number                       Document                     Page*

         10 (c)        Modification and Extension
                       Agreement, dated as of December 1,
                       1992, between Apple Savings Bank and
                       Garment Capitol Associates which was
                       filed as an Exhibit 10(c) to the
                       Form 10K for the year ended December
                       31, 1994 is hereby incorporated by
                       reference as an exhibit hereto.



































         ______________________
         *   Page references are based on a sequential numbering system.