Form 10-Q
period 1995-09-30
GARMENT CAPITOL ASSOCIATES
filed 1995-11-13
CIK 40023

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1995

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


                An Exhibit Index is located on Page 13 of this Report.
               Number of pages (including exhibits) in this filing: 13




                           PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                             Garment Capitol Associates
                            Condensed Statement of Income
                                    (Unaudited)

                                  For the Three Months    For the Nine Months
                                   Ended September 30,    Ended September 30,
                                     1995       1994        1995       1994

 Income:

   Rent income, from a related
     party (Note B)               $272,500   $272,500    $817,500   $817,500
   Dividend income                      76      2,250       3,002      5,029
                                  --------   --------    --------   --------
     Total income                  272,576    274,750     820,502    822,529
                                  --------   --------    --------   --------
 Expenses:

   Interest on mortgage (Note B)    81,813     83,097     247,807    257,637
   Supervisory services, to a
     related party (Note C)         10,625     10,625      31,875     31,875
   Amortization of mortgage
     refinancing costs               7,042       -0-       21,127       -0-
                                  --------   --------    --------   --------
     Total expenses                 99,480     93,722     300,809    289,512
                                  --------   --------    --------   --------
 Net income                       $173,096   $181,028    $519,693   $533,017
                                  ========   ========    ========   ========

 Earnings per $5,000 partici-
   pation unit, based on 1,050
   participation units outstand-
   ing during the year            $ 164.85   $ 172.41    $ 494.95   $ 507.64
                                  ========   ========    ========   ========

 Distributions per $5,000
   participation consisted
   of the following:
     Income                       $ 164.85   $ 172.41    $ 494.95   $ 507.64
     Increase in capital            (19.11)    (26.67)     (57.73)    (70.42)
                                  --------   --------    --------   --------
       Total distributions        $ 145.74   $ 145.74    $ 437.22   $ 437.22
                                  ========   ========    ========   ========

     At September 30, 1995 and 1994, there were $5,250,000 of participations outstanding.
         Garment Capitol Associates                                      3.
         September 30, 1995


                           Garment Capitol Associates
                            Condensed Balance Sheet
                                  (Unaudited)

 Assets                                September 30, 1995   December 31, 1994
 Current assets
   Cash                                       $   91,723          $  321,323
                                              ----------          ----------
   Total current assets                           91,723             321,323
 Real Estate
   Land                                        2,500,000           2,500,000
   Building                                    8,000,000           8,000,000
     Less, allowance for depreciation          8,000,000           8,000,000
                                              ----------          ----------
                                                     -0-                 -0-
 Intangible assets
   Mortgage refinancing costs                    107,050              69,482
     Less, allowance for amortization             45,965              24,838
                                              ----------          ----------
                                                  61,085              44,644
                                              ----------          ----------
   Total assets                               $2,652,808          $2,865,967
                                              ==========          ==========
 Liabilities and Capital
 Current liabilities
   Accrued interest payable                   $   27,181          $   65,371
   Principal payments of first mortgage
     payable within one year (Note B)            129,588                -0-
                                              ----------          ----------
       Total current liabilities                 156,769              65,371
                                              ----------          ----------
 Long-term debt (Note B)                       2,947,526           3,312,692
 Capital                                      ----------          ----------
   Capital deficit, January 1,                  (512,096)           (591,692)
   Add, Net income:
     January 1, 1995 through Sept. 30, 1995      519,693                -0-
     January 1, 1994 through December 31, 1994       -0-             691,708
                                              ----------          ----------
                                                   7,597             100,016
                                              ----------          ----------
   Less, Distributions:
     Monthly distributions,
       January 1, 1995 through Sept. 30, 1995    459,084                -0-
       January 1, 1994 through
         December 31, 1994                          -0-              612,112
                                              -----------         -----------
         Total distributions                     459,084             612,112
                                              ----------          ----------
 Capital deficit:
   September 30, 1995                           (451,487)               -0-
   December 31, 1994                                -0-             (512,096)
                                              ----------          ----------
     Total liabilities and capital
       deficit:
       September 30, 1995                     $2,652,808
       December 31, 1994                      ==========          $2,865,967
                                                                  ==========
         Garment Capitol Associates                                      4.
         September 30, 1995


                          Garment Capitol Associates
                      Condensed Statement of Cash Flows
                                   (Unaudited)

                                          January 1, 1995     January 1, 1994
                                              through             through
                                       September 30, 1995  September 30, 1994

 Cash flows from operating activities:
   Net income                                  $ 519,693           $ 533,017
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
       Amortization of mortgage refinancing
         costs                                    21,127                -0-
       Change in accrued interest payable        (38,190)             20,063
                                               ---------           ---------
     Net cash provided by
       operating activities                      502,630             553,080
                                               ---------           ---------
 Cash flows from financing activities:
   Cash distributions                           (459,084)           (459,084)
   Principal payments on first mortgage         (235,578)            (23,801)
   Mortgage refinancing costs                    (37,568)               (493)
                                               ---------           ---------
   Net cash used in financing activities        (732,230)           (483,378)
                                               ---------           ---------
   Net decrease in cash                         (229,600)             69,702

 Cash, beginning of period                       321,323             251,940
                                               ---------           ---------
 Cash, end of period                           $  91,723           $ 321,642
                                               =========           =========



                                          January 1, 1995     January 1, 1994
                                              through             through
                                       September 30, 1995  September 30, 1994

 Cash paid for:
   Interest                                    $ 285,997            $257,826
                                               =========            ========
         Garment Capitol Associates                                      5.
         September 30, 1995


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

                   Under the Lease, Lessee must pay (i) annual basic rent of $1,090,000 (the "Basic Rent") to Registrant and (ii) additional rent equal to 50% of Lessee's net operating profit in excess of $200,000 for each Lease year (the "Additional Rent").

                   Additional Rent income is recognized when earned from
         the Lessee, at the close of the lease year ending April 30.  Such
         Garment Capitol Associates                                      6.
         September 30, 1995


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

         Term:               Five years, maturing on December 1, 1997.

         Unpaid Principal
         Balance:            $3,127,201.30 (after the April 1, 1995
                              payment).

         Interest Rates:     10.0% per annum from December 1, 1992
                              through October 31, 1993;
                             10.50% per annum from November 1, 1993
                              through November 30, 1994; and
                             10.60% per annum from December 1, 1994
                              through December 1, 1997.

         Monthly
         Payments:           $36,282.33 from January 1, 1993 through
                              November 1, 1993;
                             $37,276.35 from December 1, 1993 through
                              December 1, 1994; and
                             $37,465.52 from January 1, 1995 through
                              December 1, 1997.

         Prepayment
         Privilege:          The Mortgage Loan is prepayable at any time in
                             whole only, without penalty on 60 days' prior
                             written notice.
         Garment Capitol Associates                                      7.
         September 30, 1995


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

                   At the closing of the Modification, Registrant paid Apple Bank $247,122.87 for principal and interest due from December 1, 1992 to September 30, 1995 (including the April 1, 1995 monthly payment); $8,450.00 in payment of Apple Bank's legal fees, and $5,913.00 in payment of miscellaneous closing charges (including mortgage insurance, recording fees and searches).

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


         Note C - Supervisory Services

                   Registrant pays Counsel for supervisory services and disbursements (i) the basic payment of $42,500 per annum ("Basic Payment"); (ii) an additional annual basic payment of the first $37,500 of Additional Rent paid by Lessee in any lease year ("Additional Basic Payment"); and (iii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year (the "Additional Payment"). The Additional Payment will be payable in each year only from Additional Rent received by Registrant from Lessee. If Additional Rent in any year is inadequate to cover the Additional Payment, such deficiency shall be payable in the following year in which Additional Rent is sufficient.

                   No remuneration was paid during the three and nine month periods ended September 30, 1995 by Registrant to any of the
         Partners as such.  Pursuant to the fee arrangements described herein, Registrant paid Counsel $42,500 during the fiscal year ended December 31, 1994.  Registrant also paid Counsel $10,625 and
         Garment Capitol Associates                                      8.
         September 30, 1995


         $31,875, respectively, of the Basic Payment for supervisory services for the three and nine month periods ended September 30, 1995.

                   The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

                   Reference is made to Note B for a description of the terms of the Lease between Registrant and Lessee. As of September 30, 1995, Mr. Malkin owned Partnership interests in Lessee. The respective interests of Messrs. Bettex, Malkin and Newman, if any, in Registrant arise solely from the ownership of their respective participations in Registrant and Mr. Malkin's partnership interests in Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Lessee.

                   As of September 30, 1995, the Partners owned of record and beneficially an aggregate $50,625 of Participations, representing less than 1% of the currently outstanding
         Participations in Registrant.

                   In addition, as of September 30, 1995, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

                   Peter L. Malkin owned of record as trustee, but not beneficially, $5,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $16,250 of Participations.
                   Mr. Malkin disclaims any beneficial ownership of such Participations.
         Garment Capitol Associates                                      9.
         September 30, 1995


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

                   Registrant does not pay dividends. During the three and nine month periods ended September 30, 1995, Registrant made regular monthly distributions of $48.58 for each $5,000 participation ($582.96 per annum for each $5,000 participation). As a result of no additional rent being payable to Registrant for the lease year ended April 30, 1995, there was no additional distribution for 1995. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the ability of Lessee to make monthly payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Note B.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

                Total income decreased for the three-month period
                ended September 30, 1995, as compared with the
                three-month period ended September 30, 1994.  Such
                decrease resulted from a decrease in dividend
                income earned on funds temporarily invested with
                Fidelity U.S. Treasury Income Portfolio.  Total
                income decreased for the nine-month period ended
                September 30, 1995 as compared with the nine-month
                period ended September 30, 1994.  Such decrease
                resulted from a decrease in dividend income earned
                on funds temporarily invested in Fidelity U.S.
                Treasury Income Portfolio for the nine-month period
                ended September 30, 1995.  See Note B.  Total
                expenses increased for the three and nine month
                periods ended September 30, 1995, as compared with
                the three and nine month periods ended September
                30, 1994.  Such increase resulted from the net of a
         Garment Capitol Associates                                     10.
         September 30, 1995


                decrease in interest expense and an increase in amortization under the Mortgage Loan. See Note B.

                   The downturn in the garment industry has had a major impact on the Property. Registrant has been advised that Lessee is operating the Property at a substantial loss.

                   Lessee has the right to abandon or assign its interest in the Lease. See Note B. No assurance can be provided that Lessee will not exercise its right to terminate the Lease in the future. Nevertheless, Registrant believes that if the Lease is terminated for any reason, Registrant will be able either to (i) locate a suitable lessee and negotiate a lease providing for an annual payment in excess of the annual expense of owning the Property, or (ii) sell the Property for an amount in excess of the Mortgage Loan.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1995 as compared with the three and nine month periods ended September 30, 1994. As stated in Note B, Apple Bank has extended the Mortgage Loan until December 1, 1997.

                   Registrant believes that the value of the Property is currently in excess of the amount of the mortgage balance and anticipates that the value of the Property will be in excess of the mortgage balance at maturity. Changes in the short-term or long-term financial liquidity position of Registrant are dependent on the payments made by Lessee under the Lease. Registrant foresees no need for it to make material commitments for capital expenditures while the Lease is in effect.

                                      Inflation

                   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1994, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

                             PART II.  OTHER INFORMATION

         Item 5.   Other Information.

                   None.

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a) The exhibit hereto is being incorporated by reference.

                   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
         Garment Capitol Associates                                     11.
         September 30, 1995


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


         Date:  November 9, 1995


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



         By  /s/ Stanley Katzman
             Stanley Katzman, Attorney-in-fact*


         Date:  November 9, 1995













         ______________________
            *   Mr. Katzman supervises accounting functions for
                Registrant.
         Garment Capitol Associates                                     12.
         September 30, 1995


                                    EXHIBIT INDEX


                   Registrant is not filing any exhibit as part of this quarterly report on Form 10-Q.