Form 10-K
period 1995-12-31
GARMENT CAPITOL ASSOCIATES
filed 1996-04-16
CIK 40023

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995

                                         OR

                []  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF l934
         For the transition period from _____________ to _________________

         Commission file number 0-768

                             GARMENT CAPITOL ASSOCIATES
               (Exact name of registrant as specified in its charter)

                         New York                          13-6083208
              State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization           Identification No.)

         60 East 42nd Street, New York, New York              10165
         (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code (212) 687-8700

         Securities registered pursuant to Section 12(b) of the Act:

         Title of each class      Name of each exchange on which registered

                 N/A                               N/A

             Securities registered pursuant to section 12(g) of the Act:

               $10,470,000 of Participations in Partnership Interests
                                  (Title of class)


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for
         the past 90 days.  Yes  X   No

         An Exhibit Index is located on pages 35 and 36 of this Report. Number of Pages (including exhibits) in this filing: 49

                                       PART I


         Item 1.   Business.

                   (a)  General

                   Registrant, a partnership, was organized on January 10, 1957. On May 1, 1957, Registrant acquired fee title to the Garment Capitol Building (the "Building") and the land thereunder, located at 498 Seventh Avenue, New York, New York (the "Property"). Registrant's partners are Stanley Katzman, John L. Loehr and Peter L. Malkin (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as agent for holders of participations in their respective partnership interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants"). Stanley Katzman and John L. Loehr acquired their Partnership interests from Donald A. Bettex and Martin D. Newman effective January 2, 1996.

                   Registrant does not operate the Property. Registrant leased the Property to 498 Seventh Avenue Associates (the "Original Lessee") under a net operating lease (the "Lease") which commenced as of May 1, 1957 and currently expires on April 30, 2007. The Lease provides for one 25-year renewal option which has not been exercised and which, if exercised, will extend the Lease to April 30, 2032.

                   In 1994 and 1995 the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to 4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Lease. The shares in the New Lessee are owned by the partners in the Original Lessee.

                   The New Lessee has paid basic rent under the Lease due January 1, 1996, February 1, 1996, March 1, 1996 and April 1, 1996. Registrant applied or reserved these rents to cover (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"),
         (2) its monthly fee for supervisory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of

         $936,180.00 and $29,695.14, respectively, which were due on January 1, 1996. As a result, although payment of the January 1, 1996 real estate taxes and BID assessments has been made as described below, the New Lessee is in default of the Operating Lease as of that date.

                   The New Lessee has requested that Registrant forbear from exercising its rights and remedies under the Lease, including termination of the Lease, by reason of the failure to pay the January 1, 1996 real estate taxes and BID assessments, while Registrant solicits the consent of the Participants to a sale of the Property (see item 4 below). If Registrant does forbear, the New Lessee has agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Lease, including payment of basic rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Lease will also serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent solicitation program to be made by the Partners for approval of a sale of the property includes the continuation of the Lease with the New Lessee, Registrant has not yet sent a notice of default under the Lease based on the failure of the New Lessee to pay the January 1, 1996 real estate taxes and BID assessments but the Agents have been advised that Registrant's right to send such a notice has not been affected by this delay or by the acceptance of rent since the default.

                   Although the failure to pay the January 1, 1996 real estate taxes and BID assessments also constitutes a breach of Registrant's obligations under the Mortgage Loan, Apple Bank has agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements made between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) have borrowed from Apple Bank the sum of $1,012,545.49, equal to the January 1, 1996 real estate taxes and BID assessments, interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500. This sum was used to fund a protective advance by the Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. Interest on the protective advance will be paid by the New Lessee so long as the Lease continues in effect.

                   As to future Real Estate Taxes, Apple Bank has agreed to make additional loans to such individual shareholders (or their designees) to fund further protective advances to cover the Real Estate Taxes due July 1, 1996 (covering the period to December 31,
         1996) and January 1, 1997 (covering the period to June 30, 1997). Those individual borrowers intend to borrow the funds from Apple Bank and fund the protective advances as required to pay the July 1, 1996 and January 1, 1997 Real Estate Taxes if the Participants approve a program to sell the Property and so long as the Lease continues in effect.

                   The Original Lessee was a partnership in which Peter L. Malkin was among the partners. The stockholders in the New Lessee are the partners in the Original Lessee. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, counsel to Registrant and to Original Lessee (the "Counsel"). See Items 10, 11 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

                   As of December 31, 1995, the occupancy rate at the Building was approximately 62%. The Building has approximately 104 tenants who principally engage in the sale of ladies' apparel. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

                   (b)  The Lease

                   Under the Lease, the New Lessee must pay (i) annual basic rent of $1,090,000 (the "Basic Rent") to Registrant and (ii) additional rent equal to 50% of New Lessee's net operating profit in excess of $200,000 for each Lease year (the "Additional Rent"). See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes"). The New Lessee is in default of the Lease as of January 1, 1996 (see item 1(a)).

                   Additional Rent income is recognized when earned from the New Lessee, at the close of the lease year ending April 30. Such income, if any, is not determinable until the New Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. The Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such Lease year. All Additional Rent income and certain supervisory service expense can only be determined after the receipt of such report. The Lease does not provide for the New Lessee to render interim reports to Registrant, so no Additional Rent income is reflected for the period between the end of the Lease year and the end of Registrant's fiscal year. See
         Note 4 of Notes regarding Additional Rent payments by Original Lessee for the fiscal years ended December 31, 1995, 1994 and 1993.

                   The current term of the Lease expires on April 30, 2007, and the Lease is subject to the renewal option described above. Pursuant to the Lease, the lessee thereunder has the option of surrendering its leasehold interest, at any time, upon 60 days' prior written notice without further liability after the date of surrender. In addition, the New Lessee has the right to assign the Lease, without Registrant's consent, so long as the assignee assumes, in writing, all of the obligations of the Lease.

                   (c)  The First Mortgage Loan

                   On March 23, 1995, Registrant entered into a
         Modification and Extension Agreement (the "Modification"), as of December 1, 1992, with Apple Bank concerning the Mortgage Loan, which was originally made on November 30, 1987 in the principal amount of $3,485,000. The Mortgage Loan is secured by a first mortgage on the Property.

                   The principal terms of the Modification are as follows:

         Date:               As of December 1, 1992.

         Amount as of the
         effective date of
         the Modification:   $3,376,340.61.

         Term:               Five years, maturing on December 1, 1997.

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

         Prepayment
         Privilege:          The Mortgage Loan is prepayable at any time in
                             whole only, without penalty, on 60 days' prior written notice.

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

                   At the closing of the Modification, Registrant paid Apple Bank $247,122.87 for principal and interest due from December 1, 1992 to March 31, 1995 (including the April 1, 1995 monthly payment); $8,450.00 in payment of Apple Bank's legal fees, and $5,913.00 in payment of miscellaneous closing charges (including mortgage insurance, recording fees and searches).

                   Prior to the Modification, the Mortgage Loan provided for constant annual payments of $348,500, in equal monthly installments applicable first to interest and then to principal. The Mortgage Loan matured on December 1, 1992 and had been the subject of various extensions at various interest rates.

                   (d)  Competition

                   Currently, tenant space leases at the Property are offered at an average annual base rental of approximately $18.00 per square foot (exclusive of electricity charges and escalation). Space tenants provide their own cleaning. The average asking rental rate and other financial terms for space leases at the Property appear to be competitive with the average rental rates charged by similar buildings currently offering comparable space in the immediate vicinity.

                   Based on market information believed to be accurate, the Partners offer the following information regarding near-by properties: A neighboring office building located at 485 Seventh Avenue (at 36th Street), which offers small showrooms and has upgraded interior features, is offering tenant space at rental rates between $18.00 and $25.00 per square foot. Two similar buildings approximately the same age as the Property, which are located across 39th Street from each other at 530 Seventh Avenue and 550 Seventh Avenue and have traditionally been the headquarters for manufacturers of higher price women's apparel, currently offer tenant space at rental rates between the mid $20's to high $30's per square foot. At 1407 Broadway and 1411

         Broadway, buildings which offer more modern, upgraded amenities than the Property, current rental rates are in the high $30's per square foot.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $45 per square foot for prime office space to approximately $7 per square foot in less developed industrial and/or secondary commercial areas. Accord-ingly, rents at the Building may be considered competitive in the area, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

                   (e)  Tenant Leases

                   The New Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease.


         Item 2.   Property.

                   Registrant owns the Building located at 498 Seventh Avenue, New York, New York, known as the "Garment Capitol Building," and the land thereunder. See Item 1 hereof. Registrant's fee title to the Property is encumbered by the Mortgage Loan with an unpaid principal balance of $3,045,988 at December 31, 1995. For a description of the terms of the Modification of the Mortgage Loan, see Item 1 hereof and Note 3 of the Notes. The Building, erected in 1921 and containing 24 floors, stands on the southwest corner of Seventh Avenue and 37th Street in New York City's Garment District. The Building contains office, showroom and loft space. The Building is equipped with individual air-conditioning units and has 11 passenger elevators and 10 freight elevators. The Building is leased to the New Lessee under the Lease, the initial term of which expired on April 30, 1982 and which contains two 25-year renewal options, the first of which was exercised on January 7, 1981. See Item 1 hereof for additional information concerning the Lease.


         Item 3.   Legal Proceedings.

                   There are no material pending legal proceedings to which Registrant is a party or to which any of its property is subject.

         Item 4.   Submission of Matters to a Vote of Participants.

                   The Partners are in the process of preparing a solicitation of consents to authorize a sale of the Property which includes forebearance in favor of the New Lessee. The details of the Partners' proposal will be provided in the statement to be issued by the Partners in connection with the solicitation (see item 1(a) above).

                                       PART II


         Item 5.   Market for Registrant's Common Equity
                   and Related Security Holder Matters.

                   Registrant is a partnership organized pursuant to a partnership agreement dated January 10, 1957.

                   Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the partnership interests of the Partners in Registrant (the "Participations") and are not shares of common stock or their equivalent. The Participations represent each Participant's fractional share in a Partner's undivided interest in Registrant and are divided approximately equally among the Partners. A full unit of the Participations was originally offered at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. In November 1957, one-half of the original purchase price was returned to the Participants from the proceeds of a first mortgage on the Property leaving a remaining unreturned cash investment of $5,000 (a "$5,000 Participation"). Registrant has not repurchased Participations in the past and is not likely to change its policy in the future.

                   (a) The Participations are not traded on an established securities market, nor are they readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant has been advised that there were 56 transfers of Participations for the year ended December 31, 1995. In only three instances was consideration indicated for the transfer. In one of three instances, the consideration was 80% of the remaining cash investment for the Participation, i.e., $4,000 for a $5,000 Participation. In the other two instances, the consideration was 50% of the remaining cash investment for the Participation, i.e., $2,500 for a $5,000 Participation.

                   (b) As of December 31, 1995, there were 908 holders of Participations of record.

                   (c) Registrant does not pay dividends. During the year ended December 31, 1995, Registrant made regular monthly distributions of $48.58 for each $5,000 Participation. Because no Additional Rent was paid by the Original Lessee for the lease year ended April 30, 1995, no additional distribution was made to Participants in 1995. For each $5,000 Participation during the year ended December 31, 1994, Registrant made monthly distributions of $48.58. There was no Additional Rent earned for the Lease year ended April 30, 1994. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the New Lessee's ability to make payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof and Note 9 of the Notes. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

Item 6.

                                   GARMENT CAPITOL ASSOCIATES

                                     SELECTED FINANCIAL DATA

                                                      Year ended December 31,

                                        1995        1994        1993        1992        1991


Basic rent income................    $1,090,000  $1,090,000  $1,090,000  $1,090,000 $1,090,000
Additional rent income...........          -           -      1,010,196   1,986,498  3,026,069
Dividend income..................         3,027       7,994       1,683        -           -


   Total revenue.................    $1,093,027  $1,097,994  $2,101,879  $3,076,498 $4,116,069


Net income.......................    $  693,538  $  691,708  $1,634,085  $2,480,001 $3,414,459


Earnings per $5,000 participation
 unit, based on 1,050 participa-
 tion units outstanding during the
 year............................    $      661  $      659  $    1,556  $    2,362  $   3,252


Total assets.....................    $2,642,224  $2,865,967  $2,786,398  $2,619,338 $2,608,657


Long-term obligations............    $2,912,936  $     -     $     -     $     -     $     -




Distributions per $5,000 par-
 ticipation unit, based on 1,050
 participation units outstanding
 during the year:
   Income........................    $      583  $      583  $    1,342  $    2,360  $   3,251
   Return of capital.............          -           -           -           -           -


   Total distributions...........    $      583  $      583  $    1,342  $    2,360  $   3,251


         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operation.

                   Registrant was organized solely for the purposes of acquiring the Property subject to the Lease. Registrant is required to pay from Basic Rent the mortgage charges and supervisory services and to distribute the balance of such Basic Rent to the Participants. Pursuant to the Lease, the holder of the leasehold interest thereunder, now the New Lessee, has sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes the material factors affecting
         Registrant's results of operations for the three preceding years:

              (a) Total income decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such decrease is directly attributable to the reduction in dividend income earned for the year 1995. Total income decreased for the year ended December 31, 1994 as compared with the year ended December 31, 1993. Such decrease is mainly attributable to the fact that no Additional Rent was received by Registrant in 1994. See
                   Note 4 of the Notes.

              (b) Total expenses decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. Such decrease was the net result of (i) a decrease in interest expense on the Mortgage Loan and (ii) an increase in amortization of mortgage refinancing costs. See Notes 2(c) and 3. Total expenses decreased for the year ended December 31, 1994 as compared with the year ended December 31, 1993. Such decrease was the net result of (x) a decrease in the additional payment for supervisory services payable in 1994, (y) an increase in interest expense on the Mortgage Loan and (z) an increase in the amortization of mortgage refinancing costs. See Notes 2(c), 3, 4 and 5 of the Notes.

                   Registrant is aware of the following events. The Original Lessee operated the Property at a substantial loss during the years ended December 31, 1995 and December 31, 1994. In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property.

                   The downturn and changes in methods of operations in the garment industry have had and will continue to have a major impact on the Property and its operations and profitability. Registrant has been advised that the loss of tenants at the Property and the related reduction in rent received are primarily due to insolvencies affecting tenants in the garment business and reduced demand for space.

                   The New Lessee has the right to abandon or assign its interest in the Lease (see Item 1 above). No assurance can be provided that the New Lessee will not exercise its right to terminate the Lease in the future but, if the New Lessee does so, it will lose its right to share in sales proceeds (assuming a sale is approved on the terms of the proposed solicitation of consents (see Item 4 above) and continued forbearance granted to New Lessee). The Partners believe that, if the Lease is terminated for any reason, Registrant will be able to sell the Property for an amount in excess of the Mortgage Loan, including any protective advances made thereunder, and future Real Estate Taxes.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1995 as compared with the year ended December 31, 1994.

                                      Inflation

                   Inflationary trends in the economy do not directly affect Registrant's operations, since as noted above, Registrant does not actively engage in the operation of the Property. Inflation may affect the operations of the New Lessee. The New Lessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect only the amount of Additional Rent payable by the New Lessee, which is based on the New Lessee's net operating profit.

                   Inflationary trends in the economy should have no material impact on the possible sale of the Property.


         Item 8.   Financial Statements and Supplementary Data.

                   The financial statements, together with the accompanying report by, and the consent to the use thereof, of Jacobs Evall & Blumenfeld LLP immediately following, are being filed in response to this item.


         Item 9.   Disagreements on Accounting and Financial Disclosure.

                   Not applicable.

                                      PART III

         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each individual who is serving as a Partner the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Partner:

                                                       Principal      Date
                        Nature of                      Occupation     Individual
                        Family        Business         and            became
 Name              Age  Relationship  Experience       Employment     Partner

 Stanley Katzman   63      None       Attorney-at-Law  Senior Partner     1996
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

 Peter L. Malkin   62      None       Attorney-at-Law  Senior Partner     1983
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

 John L. Loehr     59      None       Attorney-at-Law  Senior Partner     1996
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

                   As stated above, the Partners are also members of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, that law firm and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

                   The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a director, joint venturer or general partner are as follows:

                   Peter L. Malkin is a joint venturer in 250 West 57th St. Associates; and a general partner in Empire State Building Associates, 60 East 42nd St. Associates and Navarre-500 Building Associates; and

                   Stanley Katzman is a joint venturer in 250 West 57th St. Associates.

         Item 11.  Executive Compensation

                   As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

                   No remuneration was paid during the current fiscal year ended December 31, 1995 by Registrant to any of the Partners as such. Registrant's supervisory fee arrangement with Counsel provides for (i) the basic payment of $42,500 per annum; (ii) an additional payment of the first $37,500 of Additional Rent paid by the lessee under the Lease in any lease year; and (iii) the payment of 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year. At December 31, 1995, such remaining cash investment was $5,250,000. Pursuant to such fee arrangements described herein, Registrant paid Counsel $42,500 during the fiscal year ended December 31, 1995. The supervisory services provided by Counsel include the preparation of reports and related documentation required by the Securities and Exchange Commission, the monitoring of all areas of federal and local security law compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documents related to the administration of Registrant's business. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, the Partners are also members of Counsel.


         Item 12.  Security Ownership of Certain
                   Beneficial Owners and Management.

                   (a) Registrant has no voting securities (see Item 5 hereof). At December 31, 1995, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                   (b) The Partners (see Item 10 hereof) beneficially own, directly or indirectly, the following Participations:

                             Name & Address         Amount of
                             of Beneficial          Beneficial    Percent
         Title of Class          Owners             Ownership     of Class

         Participations       Peter L. Malkin        $42,500       .8095%
         in Partnership       21 Bobolink Lane
         Interests            Greenwich, CT  06830

                              Stanley Katzman        $ 2,500       .0476%
                              75-18 193rd Street
                              Flushing, NY 11366

                              John L. Loehr          $ 5,000       .0925%
                              286 Alpine Circle
                              River Vale, NJ  07675

                   At December 31, 1995, certain of the Partners (or their respective spouses) held additional Participations as follows:

                   Peter L. Malkin owned of record as trustee, but not beneficially, a $5,000 Participation. Mr. Malkin disclaims any beneficial ownership in such Participation.

                   Isabel Malkin, the wife of Peter Malkin, owned of record and beneficially, $16,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Agency Holdings Associates, an affiliate of Counsel, owns a $5,000 Participation.

                   (c)  Not applicable.


         Item 13.  Certain Relationships and Related Transactions.

                   (a) As stated in Item 1 hereof, Peter L. Malkin, Stanley Katzman and John L. Loehr are the three Partners in Registrant and also act as agents for the Participants in their respective partnership interests. Mr. and Mrs. Malkin are also among the partners in the Original Lessee and shareholders in the New Lessee. Because one of the three Partners and his wife are partners in the Original Lessee and shareholders in the New Lessee and all three Partners are members of Counsel (which represents Registrant and Original Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. Donald A. Bettex and Martin Newman, Partners at December 31, 1995 (see Item 1), were also partners in Counsel at December 31, 1995. Conflicts may also exist in connection with the possible sale of the Property but these will be discussed more fully in the solicitation of consents for the proposed sale (see Item 4 above). Under the respective participating agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent of a specified number of the Participants in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                   Reference is made to Items 1 and 2 hereof for a description of the terms of the Lease between Registrant and the New Lessee. The respective interests of Messrs. Katzman, Loehr and Malkin, if any, in Registrant arise solely from the ownership of their respective participations in Registrant. The respective interests of Mr. and Mrs. Malkin in Original Lessee and New Lessee arise solely from the ownership of their respective partnership interests in Original Lessee and shares in New Lessee. The Partners (and Mrs. Malkin) receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Original Lessee and shareholders in New Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Original Lessee.

                   Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which the Partners are among the members. The respective interests of the Partners in any remuneration paid or given by Registrant to Counsel arise solely from the ownership of their respective partnership interests in Counsel. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel.

                   (b)  Reference is made to Paragraph (a) above.

                   (c)  Not applicable.

                   (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated April 15, 1996.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated April 10, 1996.

                   Balance Sheets at December 31, 1995 and at December 31, 1994 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1995, 1994 and 1993 (Exhibit B).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1995 (Exhibit C-1).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1994 (Exhibit C-2).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1993 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1995, 1994 and 1993 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1995, 1994 and 1993.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1995 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) Form 8-K was filed by Registrant on February 14, 1996 reporting the Assignment of the Leasehold by 498 Seventh Avenue Associates to 4987 Corporation under the Indenture of Lease between Registrant and 498 Seventh Avenue Associates.

                                                  April 15, 1996



Garment Capitol Associates
New York, N.Y.




We consent to the use of our independent accountants' report dated April 10, 1996, covering our audit of the accompanying financial statements of Garment Capitol Associates in connection with and as part of your December 31, 1995 annual report (Form 10-K) to the Securities and Exchange Commission.







                                            Jacobs Evall & Blumenfeld LLP
                                            Certified Public Accountants

                           INDEPENDENT ACCOUNTANTS' REPORT


To the participants in Garment Capitol Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Garment Capitol Associates (the "Company") as of December 31, 1995 and 1994, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1995, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garment Capitol Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company owns commercial property situated in New York City. As discussed more fully in Note 11 to these financial statements, the original lessee of this property had sustained substantial operating losses during 1995 and 1994, and on December 29, 1995 assigned the operating lease to a new lessee, thereby effectively terminating the liability under the operating lease of the original lessee and its remaining partners. The new lessee has failed to pay the property's real estate taxes that fell due on January 1, 1996, which constitutes a default of the operating lease as of that date, as well as a breach of the Company's obligations under the fee mortgage. These events raise substantial doubt about the Company's ability to continue as a going concern.

Management's actions subsequent to these events, and its plans in regard to these matters, including the proposed solicitation of consents from the participants in the Company to sell the property, are also described in Note
11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                         Jacobs Evall & Blumenfeld LLP
                                         Certified Public Accountants


New York, N. Y.
April 10, 1996

                                                                     EXHIBIT A
                                  GARMENT CAPITOL ASSOCIATES

                                        BALANCE SHEETS

                                          A S S E T S

                                                                 December 31,
                                                         1995                    1994
Current Assets:
  Cash and cash equivalents (Note 10):
    Morgan Guaranty Trust Company of New York               $   37,547              $   37,467
    Distribution account held by
     Wien, Malkin & Bettex...................                   49,826                  51,009

    Fidelity U.S. Treasury Income
     Portfolio...............................                      826                 232,847

          TOTAL CURRENT ASSETS...............                   88,199                 321,323

Real Estate (Notes 2b, 3 and 11):
  Land.......................................                2,500,000               2,500,000
  Building...................................   $8,000,000              $8,000,000
     Less: Accumulated depreciation..........    8,000,000        -      8,000,000        -


Other Assets:
  Mortgage refinancing costs, less
   accumulated amortization of $53,025
   in 1995 and $24,838 in 1994 (Note 2c).....                   54,025                  44,644


          TOTAL ASSETS.......................               $2,642,224              $2,865,967


                           LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Principal payments of first
   mortgage payable within one
   year (Notes 3 and 11).....................               $  133,052              $3,312,692

  Accrued interest payable...................                   26,906                  65,371


          TOTAL CURRENT LIABILITIES..........                  159,958               3,378,063


Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Notes 3 and 11)..   $3,045,988                    -
    Less:  Current installments shown above..      133,052   2,912,936        -           -

          TOTAL LIABILITIES..................                3,072,894               3,378,063

Partners' capital deficit (Exhibit C)........                 (430,670)
(512,096)

          TOTAL LIABILITIES AND PARTNERS'
           CAPITAL DEFICIT...................               $2,642,224              $2,865,967



                        See accompanying notes to financial statements.

                                                                     EXHIBIT B

                                  GARMENT CAPITOL ASSOCIATES

                                     STATEMENTS OF INCOME

                                                          Year ended December 31,
                                                 1995               1994            1993
Revenues:

  Rent income, from a related
   party (Notes 4 and 11)...................  $1,090,000         $1,090,000      $2,100,196

  Dividend income...........................       3,027              7,994           1,683

                                               1,093,027          1,097,994       2,101,879


Expenses:

  Interest on mortgage (Note 3).............     328,802            348,479         324,445

  Supervisory services, to a
   related party (Note 5)...................      42,500             42,500         135,601

  Amortization of mortgage
   refinancing costs (Note 2c)..............      28,187             15,307           7,748

                                                 399,489            406,286         467,794

          NET INCOME, CARRIED TO PARTNERS'
           CAPITAL DEFICIT (NOTE 8).........  $  693,538         $  691,708      $1,634,085



Earnings per $5,000 participation
 unit, based on 1,050 participation
 units outstanding during each year.........  $      661         $      659      $    1,556















                       See accompanying notes to financial statements.

                                                                   EXHIBIT C-1
                                  GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1995


                                  Partners'                                    Partners'
                               capital deficit   Share of                   capital deficit
                               January 1, 1995  net income  Distributions  December 31, 1995

Donald A. Bettex Group........    $(170,699)     $231,179     $  204,037       $(143,557)


Peter L. Malkin Group.........     (170,699)      231,179        204,037        (143,557)


Martin D. Newman Group
 (formerly Alvin
  Silverman Group)............     (170,698)      231,180        204,038        (143,556)


                                  $(512,096)     $693,538     $  612,112       $(430,670)




























                       See accompanying notes to financial statements.

                                                                   EXHIBIT C-2
                                  GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1994


                                 Partners'                                    Partners'
                              capital deficit   Share of                   capital deficit
                              January 1, 1994  net income  Distributions  December 31, 1994



Donald A. Bettex Group......     $(197,231)    $  230,570    $  204,038       $(170,699)


Peter L. Malkin Group.......      (197,231)       230,569       204,037        (170,699)


Alvin Silverman Group.......      (197,230)       230,569       204,037        (170,698)


                                 $(591,692)    $  691,708    $  612,112       $(512,096)





























                       See accompanying notes to financial statements.

                                                                   EXHIBIT C-3
                                  GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1993


                                  Partners'                                    Partners'
                               capital deficit   Share of                   capital deficit
                               January 1, 1993  net income  Distributions  December 31, 1993

Donald A. Bettex Group........    $(272,190)    $  544,695    $  469,736       $(197,231)


Peter L. Malkin Group.........     (272,190)       544,695       469,736        (197,231)


Alvin Silverman Group.........     (272,190)       544,695       469,735        (197,230)


                                  $(816,570)    $1,634,085    $1,409,207       $(591,692)































                       See accompanying notes to financial statements.

                                                                     EXHIBIT D

                                    GARMENT CAPITOL ASSOCIATES

                                     STATEMENTS OF CASH FLOWS

                                                              Year ended December 31,
                                                           1995         1994         1993
Cash flows from operating activities:
  Net income......................................       $ 693,538    $ 691,708   $1,634,085
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of mortgage refinancing
      costs (Note 2c).............................          28,187       15,307        7,748
     Changes in operating liabilities:
       Accrued interest payable...................         (38,465)      32,091        5,163
       Rent received in advance...................            -            -         (33,763)
       Mortgage refinancing costs paid............         (37,568)     (25,493)     (10,226)

             Net cash provided by
              operating activities................         645,692      713,613    1,603,007


Cash flows from financing activities:
  Cash distributions..............................        (612,112)    (612,112)  (1,409,207)
  Principal payments on first mortgage payable....        (266,704)     (32,118)     (29,218)

             Net cash used in financing
              activities..........................        (878,816)    (644,230)  (1,438,425)

             Net increase (decrease) in cash
              and cash equivalents................        (233,124)      69,383      164,582

Cash and cash equivalents, beginning of year......         321,323      251,940       87,358

             CASH AND CASH EQUIVALENTS,
              END OF YEAR.........................       $  88,199    $ 321,323   $  251,940



Supplemental disclosures of cash flow information:

                                                           1995         1994         1993

  Cash paid for:
    Interest......................................       $ 367,267    $ 316,388   $  319,282







                        See accompanying notes to financial statements.

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS


1.   Business Activity

     Garment Capitol Associates ("Associates") is a general partnership which owns commercial property situated at 498 Seventh Avenue, New York, New York. Through December 28, 1995 the property was net leased to 498 Seventh Avenue Associates (the "Original Lessee"). Effective December 29, 1995 the operating lease was assigned to 4987 Corporation (the "New Lessee"). See Notes 4 and 11.


2.   Summary of Significant Accounting Policies

     a.   Cash and Cash Equivalents:

          Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments purchased with a maturity of three months or less.

     b.   Real Estate and Depreciation of Building:

          Real estate, consisting of land and building (the "Property"), is stated at cost. The building is fully depreciated. Depreciation of the building had been provided on the straight-line method based on a thirty-year life (3-1/3% per annum).

     c.   Mortgage Refinancing Costs and Amortization:

          Mortgage refinancing costs totaling $107,050 have been incurred in connection with the December 1, 1992 refinancing of the first mortgage payable (see Note 3), and are being charged to income ratably over the five year term of the first mortgage. Such costs include payments of $49,564 to the firm of Wien, Malkin & Bettex, a related party (see Note 5).

     d.   Use of Estimates:

          In preparing financial statements in conformity with generally accepted accounting principles, management often makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.   First Mortgage Payable

     On November 30, 1987, a first mortgage was placed on the Property with Apple Bank for Savings in the amount of $3,485,000. Annual mortgage charges were $348,500, payable in equal monthly installments, applied first to interest at the rate of 9-1/2% per annum and the balance to principal. The mortgage was scheduled to mature on December 1, 1992 with a balance of $3,376,341 but was extended until June 16, 1993, when the bank issued a commitment to extend and modify the mortgage for a five year

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)


3.   First Mortgage Payable (continued)

     period from December 1, 1992 through December 1, 1997. The closing, which had been delayed, occurred on March 23, 1995. The terms of the extended mortgage provide for constant monthly payments totalling $435,388 per annum, including interest at the rate of 10% per annum from December 1, 1992 through October 31, 1993; constant monthly payments totalling $447,316 per annum, including interest at the rate of 10 1/2% per annum from November 1, 1993 through November 30, 1994; and constant payments totalling $449,586 per annum, including interest at the rate of 10.6% per annum from December 1, 1994 through maturity. The constant payments are based on a fifteen year amortization schedule. Payments of principal and interest made subsequent to the original maturity date (December 1, 1992) were reapplied according to these new repayment terms and, at the closing, a retroactive payment of $218,081 was made to bring the payments current with the new mortgage schedule. The balance of the mortgage at maturity will be $2,778,001.

     Principal payments required to be made on long-term debt are as follows:

          Year ending December 31,
          1996................................................ $  133,052
          Through December 1, 1997............................  2,912,936

                                                               $3,045,988

     The Property is pledged as collateral for the first mortgage.  See Note
     11.


4.   Related Party Transactions - Rent Income

     Rent income for the years ended December 31, 1995, 1994 and 1993 represents twelve equal monthly installments of an annual net rent of $1,090,000 (the "Basic Rent") under a net operating lease dated May 1, 1957 (the "Operating Lease") with the Original Lessee, plus, where applicable, payments of additional rent as provided under certain conditions with respect to the lessee's defined net income from operations for lease years ending April 30th.

     For the years ended December 31, 1995 and 1994, no additional rent was earned from the Original Lessee for its lease years ended April 30, 1995 and 1994. For the year ended December 31, 1993 additional rent of $1,010,196 was earned from the Original Lessee for its lease year ended April 30, 1993.

     No additional rent is accrued by Associates for the period between the end of the lessee's lease year and the end of Associates' fiscal year.

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)


4.   Related Party Transactions - Rent Income (continued)

     The current term of the Operating Lease expires on April 30, 2007. The Operating Lease includes a renewal option to extend the term to April 30, 2032. Pursuant to the Operating Lease, the lessee has the right to surrender its leasehold interest at any time, upon 60 days' prior written notice, without further liability after the date of surrender. The lessee also has the right to assign the Operating Lease, without Associates' consent, so long as the assignee assumes, in writing, all of the obligations of the Operating Lease. The Original Lessee exercised such assignment right on December 29, 1995, and the New Lessee assumed all lessee obligations under the Operating Lease as of that date; such assignment effectively terminated the liability of the Original Lessee and its remaining partners under the Operating Lease. The shares in the New Lessee are owned by the partners in the Original Lessee. See Note 11.

     A partner in Associates is also a partner in the Original Lessee.


5.   Related Party Transactions - Supervisory Services

     Supervisory services (including disbursements and cost of regular accounting services) for the years ended December 31, 1995, 1994 and 1993, totaling $42,500, $42,500 and $135,601, respectively, were paid to the firm of Wien, Malkin & Bettex. Some partners in that firm are also partners in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.


6.   Number of Participants

     There were approximately 900 participants in the participating groups at December 31, 1995, 1994 and 1993.


7.   Determination of Distributions to Participants

     Distributions to participants represent mainly the excess of rent income received over the mortgage requirements, as anticipated, and expenses paid.


8.   Distributions and Amount of Income per $5,000 Participation Unit

     Distributions per $5,000 participation unit during the years 1995, 1994 and 1993, based on 1,050 participation units outstanding during each year, totaled $583, $583 and $1,342, respectively. All such distributions consisted of income only.

                                GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)


8.   Distributions and Amount of Income per $5,000 Participation Unit
     (continued)

     Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

     Generally, financial and income tax reporting have been the same. However, for income tax purposes in 1992, the rent received in advance from the lessee in 1992 in excess of the overage rent earned (Note 4), amounting to $33,763, was treated as taxable income in 1992 and reduced taxable income in 1993.


9.   Economic Dependency on Operations of Building

     Associates' building is located in the heart of New York City's "Garment District", and its tenants are almost exclusively in the garment business. The property, as well as other buildings in the district, has suffered significant vacancies in recent years. As a result, the Original Lessee has experienced continuous decreases in its revenue stream, causing its net income from operations, as defined in the Operating Lease, in 1994 and 1995 to fall below the amount necessary to require payment of any additional rent for such years. For the lease year ended April 30, 1995 the Original Lessee reported a net loss (unaudited) of $2,222,031. See Note 11.


10.  Concentration of Credit Risk

     Associates maintains cash balances in a bank, money market fund (Fidelity U.S. Treasury Income Portfolio), and a distribution account held by Wien, Malkin & Bettex. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1995 was completely insured. The cash in the money market fund and the distribution account held by Wien, Malkin & Bettex is not insured. The funds held in the distribution account were paid to the participants on January 1, 1996.


11. Subsequent Events Regarding Default by New Lessee of the Operating Lease, Breach of Associates' Obligations Under the Fee Mortgage, and Proposed Solicitation of Consents from the Participants to a Sale of the Property

     The New Lessee has paid Basic Rent under the Operating Lease due January 1, 1996, February 1, 1996, March 1, 1996 and April 1, 1996. Associates in turn has continued to pay (1) the monthly mortgage payments to the Apple Bank for Savings (the "Fee Mortgagee") on Associates' fee mortgage on the Property (the "Fee Mortgage") through April 1, 1996; (2) its monthly fee for supervisory services through April, 1996; and (3) its monthly
     distributions to the participants in Associates.   Associates holds the
     April 1, 1996 rent to cover the May 1996 mortgage payment and a May 1996 distribution to participants. The New Lessee failed to pay the New York City real estate and Business Improvement District ("BID") assessments in the amounts of $936,180 and $29,695, respectively, which were due on

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)


11. Subsequent Events Regarding Default by New Lessee of the Operating Lease, Breach of Associates' Obligations Under the Fee Mortgage, and Proposed Solicitation of Consents from the Participants to a Sale of the Property (continued)

     January 1, 1996 (collectively, the "1/1/96 Real Estate Taxes"). As a result, the New Lessee is in default of the Operating Lease as of that date.

     The New Lessee has requested that Associates forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the 1/1/96 Real Estate Taxes, while management of Associates solicits the consent of its participants to a sale of the Property (the "Solicitation"). If Associates does forbear, the New Lessee has agreed to cooperate fully with Associates in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of the Basic Rent, to enable Associates to continue its monthly distributions to the participants, pay its supervisory fee and pay its monthly mortgage obligation.

     The failure to pay the 1/1/96 Real Estate Taxes also constituted a breach of Associates obligations under the Fee Mortgage. The shareholders of the New Lessee (or designees on their behalf) have borrowed from the Fee Mortgagee a sum equal to the 1/1/96 Real Estate Taxes and interest thereon to the date of the borrowing. This sum was used to fund a protective advance by the Fee Mortgagee to pay the 1/1/96 Real Estate Taxes and interest thereon through the purchase of a subordinate participating interest in the Fee Mortgage in such amount. As a result, the Fee Mortgagee has agreed to forbear from exercising rights and remedies under the Fee Mortgage based on Associates' failure to pay (or cause to be paid by the New Lessee) the 1/1/96 Real Estate Taxes. Interest on the protective advance will be paid by the New Lessee so long as the Operating Lease continues in effect.

     As to future real estate taxes and BID assessments on the Property (together with the 1/1/96 Real Estate Taxes, the "Real Estate Taxes"), the Fee Mortgagee has agreed to make additional loans to such individual shareholders (or their designees) to fund further protective advances to cover the Real Estate Taxes due July 1, 1996 (covering the period to December 31, 1996) and January 1, 1997 (covering the period to June 30,
     1997). Those individual borrowers intend to borrow the funds from the Fee Mortgagee and fund the protective advances as required to pay the July 1, 1996 and January 1, 1997 Real Estate Taxes if the participants in Associates authorize a sale of the Property and so long as the Operating Lease continues in effect.

     Management advises that the Solicitation, which is scheduled to be completed no later than August 30, 1996, will express its belief that the Property cannot be operated on a profitable basis without significant capital improvements; it will also opine that the program to sell the Property will permit Associates to liquidate its investment in an orderly fashion and avoid the necessity of raising additional capital from the participants and others to support and renovate the Property while avoiding litigation costs and the risk of loss of the Property through a Fee Mortgage foreclosure.

                           GARMENT CAPITOL ASSOCIATES

                                OMITTED SCHEDULES




     The following schedules have been omitted as not applicable in the present instance:




     SCHEDULE I  -  Condensed financial information of registrant.

     SCHEDULE II -  Valuation and qualifying accounts.

     SCHEDULE IV -  Mortgage loans on real estate.

                                                                  SCHEDULE III
                                   GARMENT CAPITOL ASSOCIATES

                            Real Estate and Accumulated Depreciation
                                        December 31, 1995

Column

  A     Description           Office building and land located at
                               498 Seventh Avenue, New York, N. Y.

  B     Encumbrances  - Apple Bank for Savings
          Balance at December 31, 1995.................................    $ 3,045,988

  C     Initial cost to company
          Land.........................................................    $ 2,500,000

          Building.....................................................    $ 8,000,000

  D     Cost capitalized subsequent to acquisition.....................        None

  E     Gross amount at which carried at
         close of period
           Land........................................................    $ 2,500,000
           Building....................................................      8,000,000

           Total.......................................................    $10,500,000(a)

  F     Accumulated depreciation.......................................    $ 8,000,000(b)

  G     Date of construction                                      1921

  H     Date acquired                                      May 1, 1957

  I     Life on which depreciation in latest
         income statements is computed                  Not applicable


    (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1995, December 31, 1994 and December 31, 1993. The costs for federal income tax purposes are the same as for financial statement purposes.

    (b)  Accumulated depreciation
           Balance at January 1, 1993                           $8,000,000
             Depreciation:
               F/Y/E 12/31/93                        None
                     12/31/94                        None
                     12/31/95                        None          None

           Balance at December 31, 1995                         $8,000,000

                                      SIGNATURE

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated April 10, 1996 (the "Power").


         GARMENT CAPITOL ASSOCIATES (Registrant)


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*

         Date:  April 15, 1996


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*



         Date:  April 15, 1996













         ______________________
         *   Mr. Katzman supervises accounting functions for Registrant.

                                    Exhibit Index

         Number                       Document                     Page*

         3 (a)         Registrant's Partnership Agree-
                       ment, dated January 10, 1957, which
                       was filed as Exhibit No. 1 to
                       Registrant's Registration Statement
                       on Form S-1 as amended (the
                       "Registration Statement") effective
                       February 13, 1957 and assigned File
                       No. 2-13034, is incorporated by
                       reference as an exhibit hereto.

         3 (b)         Amended Business Certificate of
                       Registrant effective as of January
                       2, 1996, reflecting a change in the
                       partners of Registrant.

         4             Registrant's form of Participation
                       Agreement, which was filed as
                       Exhibit No. 5 to the Registration
                       Statement effective February 13,
                       1957 and assigned File No. 2-13034,
                       is incorporated by reference as an
                       exhibit hereto.

         10 (a)        Contract between Lawrence A. Wien
                       ("Wien") and Garment Center Capitol
                       Inc. for the purchase of the
                       property 498 Seventh Avenue and
                       certain other property, dated
                       January 7, 1957, which was filed as
                       Exhibit No. 2 to the Registration
                       Statement effective February 13,
                       1957 and assigned File No. 2-1304,
                       is hereby incorporated by reference
                       as an exhibit hereto.

         10 (b)        Assignment by Wien to Registrant of
                       his rights under the contract
                       assignment, dated January 11, 1957,
                       insofar as they pertain to 498
                       Seventh Avenue and agreement of
                       assignment, dated January 11, 1957,


         ______________________
         *   Page references are based on a sequential numbering system.

         Number                       Document                     Page*

                       which was filed as Exhibit No. 3 to
                       the Registration Statement effective
                       February 13, 1957 and assigned File
                       No. 2-13034, is hereby incorporated
                       by reference as an exhibit hereto.

         10 (c)        Modification and Extension
                       Agreement, dated as of December 1,
                       1992, between Apple Savings Bank and
                       Garment Capitol Associates, which
                       was filed as Exhibit 10(c) to
                       Registrant's Annual Report on Form
                       10K for the year ended 1994, is
                       incorporated herein by reference.

         13 (a)        Letter to Participants dated July
                       21, 1995 and accompanying financial
                       reports for the lease years ended
                       April 30, 1995 and April 30, 1994.
                       The foregoing material shall not be
                       deemed to be "filed" with the
                       Commission or otherwise subject to
                       the liabilities of Section 18 of the
                       Securities Exchange Act of 1934.

         24            Power of Attorney dated April 10,
                       1996, between Stanley Katzman, Peter
                       L. Malkin, and John L. Loehr as
                       Partners of Registrant and Stanley
                       Katzman and Richard A. Shapiro.

         27            Financial Data Schedule of Registrant
                       for fiscal year ended December 31,
                       1995.

         29 (a)        Assignment of Leasehold under
                       Indenture of Lease between
                       Registrant and 498 Seventh Avenue
                       Associates by 498 Seventh Avenue
                       Associates to 4987 Corporation as of
                       December 29, 1995.




         ______________________
         *   Page references are based on a sequential numbering system.

         Number                       Document                     Page*

         29 (b)        Acceptance of Assignment of 498
                       Seventh Avenue Associates Leasehold
                       by 4987 Corporation of Leasehold
                       under Indenture of Lease between
                       Registrant and 498 Seventh Avenue
                       Associates as of December 29, 1995.








































         ______________________
         *   Page references are based on a sequential numbering system.

                                                                  Exhibit 3(b)
                            AMENDED BUSINESS CERTIFICATE

              The undersigned hereby certify that a certificate of business under the assumed name

                             GARMENT CAPITOL ASSOCIATES

         for the conduct of business at 60 East 42nd Street, New York, New York, was filed in the office of the County Clerk New York County, State of New York, on the 11th day of January, 1957, under index number 442/57; that the last amended certificate was filed on the 21st day of February, 1996 in the office of said County Clerk under index number 442/57.

              It is hereby further certified that this amended certificate is made for the purposes of more accurately setting forth the facts recited in the original certificate or the last amended certificate and to set forth the following changes in such facts.

         MARTIN D. NEWMAN, residing at 535 Park Avenue, New York, New York 10021, has been succeeded as a member of Garment Capitol
         Associates by STANLEY KATZMAN, residing at 75-18 193rd Street, Flushing, New York 11366.

         DONALD A. BETTEX, residing at 700 Park Avenue, New York, New York 10021, has been succeeded as a member of Garment Capitol
         Associates by JOHN L. LOEHR, residing at 286 Alpine Circle, River Vale, New Jersey 07675.

         The members of GARMENT CAPITOL ASSOCIATES now consist of:

         Peter L. Malkin, Stanley Katzman and John L. Loehr.

              IN WITNESS WHEREOF, the undersigned have as of this 2nd day of January, 1996 made and signed this certificate.

         /s/ Peter L. Malkin                /s/ Donald A. Bettex
         PETER L. MALKIN                    DONALD A. BETTEX

         /s/ Martin D. Newman               /s/ Stanley Katzman
         MARTIN D. NEWMAN                   STANLEY KATZMAN

         /s/ John L. Loehr
         JOHN L. LOEHR

         State of New York, County of New York       ss.:

              On this 24th day of January, 1996, before me personally appeared MARTIN D. NEWMAN, DONALD A. BETTEX, STANLEY KATZMAN, JOHN
         L. LOEHR and PETER L. MALKIN, to me known and known to me to be the individual described in and who executed the foregoing certificate, and they thereupon duly acknowledged to me that they executed the same.
                                            /s/ Marilyn Pfeiffer
                                            Notary Public
                                            State of New York
                                            No. 24-4711035
                                            Qualified in Kings County
                                            Expires July 31, 1996