Form 10-Q
period 1996-03-31
GARMENT CAPITOL ASSOCIATES
filed 1996-05-15
CIK 40023

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	 OF
		  THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended March 31, 1996

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

		      PART I.  FINANCIAL INFORMATION                       2.

    Item 1.  Financial Statements

			    Garment Capitol Associates
			  Condensed Statement of Income
				 (Unaudited)


					  For the Three Months Ended
						  March 31,
					      1996          1995
Income:

Basic rent, from a related
  party (Note B)                        $  272,500     $  272,500
Dividend Income                                 11          2,846
					 ---------      ---------

    Total income                           272,511        275,346
					 ---------      ---------
Expenses:

Interest on mortgage                        80,156         83,385
Supervisory services, to a
  related party (Note C)                    10,625         10,625
Amortization of mortgage
  refinancing costs                          7,042          7,042
					 ---------       --------

    Total expenses                          97,823        101,052
					 ---------     ----------

Net income                               $ 174,688    $   174,294
					 =========     ==========
Earnings per $5,000 participation
  unit, based on 1,050 participation
  units outstanding during the year      $  166.37     $   165.99
					 =========     ==========

Distributions per $5,000
  participation:

Distributions per $5,000
  participation consisted of
  the following:

  Income                                $   166.37     $   165.99
  Increase in capital                       (24.01)        (20.25)
					 ---------     ----------

    Total distributions                 $   142.36      $  145.74
					 =========     ==========

    At March 31, 1996 and 1995, there were $5,250,000 of participations outstanding.

									   3.
			      Garment Capitol Associates
				Condensed Balance Sheet
				     (Unaudited)

					     March 31, 1996   December 31, 1995
Assets
Current assets:
  Cash                                         $    88,210         $    88,199
						 ---------         -----------
  Total current assets                              88,210              88,199

Real estate
  Land                                           2,500,000           2,500,000
  Building                                       8,000,000           8,000,000
      Less, allowance for depreciation           8,000,000           8,000,000
					       -----------         -----------
						       -0-                 -0-
Intangible assets
Mortgage refinancing costs                         107,050             107,050
      Less, allowance for amortization              60,067              53,025
					       -----------         -----------
						    46,983              54,025
					       -----------         -----------
Total assets                                   $ 2,635,193         $ 2,642,224
					       ===========         ===========
Liabilities and Capital
Current liabilities
  Accrued interest payable                     $    26,624         $    26,906
  Principal payments of first mortgage
    payable within one year                        136,609             133,052
						----------          ----------
      Total current liabilities                    163,233             159,958

  Long-term debt                                 2,877,420           2,912,936

  Capital
  Capital deficit, January 1,                     (430,670)           (512,096)
    Add, Net income:
    January 1, 1996 through March 31, 1996         174,688                 -0-
    January 1, 1995 through December 31, 1995          -0-             693,538
					       -----------         -----------
						  (255,982)            181,442
					       -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1996 through March 31, 1996         149,478                -0-
    January 1, 1995 through December 31, 1995          -0-             612,112
					       -----------         -----------
  Total distributions                              149,478             612,112
					       -----------         -----------
Capital (deficit)
    March 31, 1996                                (405,460)                -0-
    December 31, 1995                                  -0-            (430,670)
					       -----------         -----------
  Total liabilities and capital:
	March 31, 1996                         $ 2,635,193                 -0-
	December 31, 1995                              -0-         $ 2,642,224
					       ===========         ===========

								    4.
			Garment Capitol Associates
		     Condensed Statement of Cash Flows
			       (Unaudited)



					    January 1, 1996     January 1, 1995
						through             through
					     March 31, 1996      March 31, 1995


 Cash flows from operating activities:
   Net income                                   $   174,688        $   174,294
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                            7,042              7,042
   Change in accrued interest payable                  (282)           (65,371)
   Change in accrued expense                            -0-             22,957
						-----------        -----------

   Net cash provided by operating
     activities                                     181,448            138,922
						-----------        -----------

 Cash flows from financing activities:
   Cash distributions                              (149,478)          (153,028)
   Principal payments on first mortgage             (31,959)          (185,491)
   Mortgage refinancing costs                           -0-            (37,516)
						-----------        -----------

   Net cash used in financing activities           (181,437)          (376,035)
						-----------        -----------

   Net increase (decrease) in cash                       11           (237,113)

   Cash, beginning of period                         88,199            321,323
						-----------        -----------
   Cash, end of period                          $    88,210        $    84,210
						===========        ===========


					     January 1, 1996    January 1, 1995
						  through            through
					      March 31, 1996     March 31, 1995


       Cash paid for:
	  Interest                               $   80,438        $   148,756
						===========        ===========

	 Garment Capitol Associates                                 Page 5.

	 March 31, 1996


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


	 Note B - Interim Period Reporting

		   The results for the interim period are not necessarily indicative of the results to be expected for a full year.

		   Registrant was organized on January 10, 1957. On May 1, 1957, Registrant acquired fee title to the Garment Capitol Building (the "Building") and the land thereunder, located at 498 Seventh Avenue, New York, New York (the "Property"). Registrant's partners are Stanley Katzman, John L. Loehr and Peter L. Malkin (collectively the "Partners"), each of whom also acts as an agent for holders of participations in their respective partnership interests in Registrant (the "Participants").

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

	 Garment Capitol Associates                                 Page 6.

	 March 31, 1996


	 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Lease. The shares in the New Lessee are owned by the partners in the Original Lessee.

	      The New Lessee has paid basic rent under the Lease through May 1, 1996. Registrant applied or reserved these rents to cover
	 (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervisory services and
	 (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14, respectively, which were due on January 1, 1996. As a result, although payment of the January 1, 1996 real estate taxes and BID assessments has been made as described below, the New Lessee is in default of the Operating Lease as of that date.

	      The New Lessee has requested that Registrant forbear from exercising its rights and remedies under the Lease, including termination of the Lease, by reason of the failure to pay the January 1, 1996 real estate taxes and BID assessments, while Registrant solicits the consent of the Participants to a sale of the Property. The Partners have submitted a draft of a solicitation of consents to authorize a sale of the Property, which includes forbearance in favor of the New Lessee, to the Securities and Exchange Commission for their review. The details of the Partners' proposal will be provided in the statement to be issued by the Partners in connection with the solicitation. If Registrant does forbear, the New Lessee has agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Lease, including payment of basic rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Lease will also serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent solicitation program to be made by the Partners for approval of a sale of the property includes the continuation of the Lease with the New Lessee, Registrant has not yet sent a notice of default under the Lease based on the failure of the New Lessee to pay the January 1, 1996 real estate taxes and BID assessments but the Agents have been advised that Registrant's right to send such a notice has not been affected by this delay or by the acceptance of rent since the default.

		   Although the failure to pay the January 1, 1996 real estate taxes and BID assessments also constitutes a breach of Registrant's obligations under the Mortgage Loan, Apple Bank has agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the

	 Garment Capitol Associates                                 Page 7.

	 March 31, 1996


	 Property based on arrangements made between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) have borrowed from Apple Bank the sum of $1,012,545.49, equal to the January 1, 1996 real estate taxes and BID assessments, interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500. This sum was used to fund a protective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. Interest on the protective advance will be paid by the New Lessee so long as the Lease continues in effect.

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

		   The Original Lessee was a partnership in which Peter L. Malkin was amoung the partners. The stockholders in the New Lessee are the partners in the Original Lessee. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, counsel to Registrant and to Original Lessee (the "Counsel").

		   Under the Lease, New Lessee must pay (i) annual basic rent of $1,090,000 (the "Basic Rent") to Registrant and (ii) additional rent equal to 50% of New Lessee's net operating profit in excess of $200,000 for each Lease year (the "Additional Rent").

		   Additional Rent income is recognized when earned from the New Lessee, at the close of the lease years ending April 30. Such income, if any, is not determinable until the New Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. The Lease does not provide for the New Lessee to render interim reports to Registrant, so no Additional Rent income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year.

	 Garment Capitol Associates                                 Page 8.

	 March 31, 1996


		   The current term of the Lease expires on April 30, 2007, and the Lease is subject to the renewal option described above. Pursuant to the Lease, the Lessee has the option of surrendering its leasehold interest, at any time, upon 60 days' prior written notice without further liability after the date of surrender. In addition, the New Lessee has the right to assign the Lease, without Registrant's consent, so long as the assignee assumes, in writing, all of the obligations of the Lease.

		   On March 23, 1995, Registrant entered into a
	 Modification and Extension Agreement (the "Modification"), as of December 1, 1992, with Apple Bank the Mortgage Loan, which was originally made on November 30, 1987 in the principal amount of $3,485,000. The Mortgage Loan is secured by a first mortgage on the Property.

		   Lessee reported net loss of $2,222,031 for the lease year ended April 30, 1995; therefore, there was no additional rent payable for such lease year. Consequently, no additional payments for supervisory services were payable to Counsel for the lease year ended April 30, 1995.


	 Note C - Supervisory Services

		   Registrant pays Counsel for supervisory services and disbursements (i) the basic payment of $42,500 per annum ("Basic Payment"); (ii) an additional annual basic payment of the first $37,500 of Additional Rent paid by Lessee in any lease year ("Additional Basic Payment"); and (iii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year (the "Additional Payment"). The Additional Basic Payment will be payable in each year only from Additional Rent received by Registrant from New Lessee. If Additional Rent in any year is inadequate to cover the Additional Basic Payment, such deficiency shall be payable in the following year in which Additional Rent is sufficient.

		   No remuneration was paid during the three month period ended March 31, 1996 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $42,500 during the fiscal year ended December 31, 1995. Registrant also paid Counsel $10,625 of the Basic Payment for supervisory services for the three month period ended March 31, 1996.

		   The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building,

	 Garment Capitol Associates                                 Page 9.

	 March 31, 1996


	 reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		   Reference is made to Note B for a description of the terms of the Lease between Registrant and New Lessee. As of March 31, 1996, Mr. and Mrs. Peter L. Malkin own shares in the New Lessee. Mr. Malkin disclaims any beneficial ownership of Mrs. Malkin's interests in the New Lessee.

		   The respective interests of Messrs. Katzman, Loehr and Malkin, if any, in Registrant arise solely from the ownership of their respective participations in Registrant and Mr. Malkin's interests in the New Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and the New Lessee.

		   As of March 31, 1996, the Partners owned of record and beneficially an aggregate $50,000 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

		   In addition, as of March 31, 1996, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

		   Peter L. Malkin owned of record as trustee, but not beneficially, $5,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $21,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	 Garment Capitol Associates                                Page 10.

	 March 31, 1996


	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

		   Registrant was organized solely for the purpose of acquiring the Property subject to the Lease. Registrant is required to pay from Basic Rent the annual charges due under the Mortgage Loan and the Basic Payment for supervisory services, and to distribute the balance to the Participants. Additional Rent is distributed to the Participants after the Additional Basic Payment and the Additional Payment is made to Counsel. See Note C. Pursuant to the Lease, the New Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		   Registrant does not pay dividends. During the three month period ended March 31, 1996, Registrant made regular monthly distributions of $48.58 for each $5,000 participation ($582.96 per annum for each $5,000 participation). As a result of no additional rent being payable to Registrant for the lease year ended April 30, 1995, there was no additional distribution for 1995. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distri-butions, particularly distributions of Additional Rent, depends solely on the ability of New Lessee to make monthly payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Note B.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

		Total income decreased for the three-month period ended March 31, 1996, as compared with the three-month period ended March 31, 1995. Such decrease resulted from a decrease in dividend income earned on funds temporarily invested with Fidelity U.S. Treasury Income Portfolio. Total expenses decreased for the three month period ended March 31, 1996, as compared with the three month period ended March 31, 1995. Such decrease resulted from a decrease in interest expense on the mortgage. See Note B.

	 Garment Capitol Associates                                Page 11.

	 March 31, 1996


			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1996 as compared with the three month period ended March 31, 1995. As stated in Note B, Apple Bank has extended the Mortgage Loan until December 1, 1997.

		   Registrant believes that the value of the Property is currently in excess of the amount of the mortgage balance and anticipates that the value of the Property will be in excess of the mortgage balance at maturity. Changes in the short-term or long-term financial liquidity position of Registrant are dependent on the payments made by New Lessee under the Lease. Registrant foresees no need for it to make material commitments for capital expenditures while the Lease is in effect.

				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1995, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

			     PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings.

		   There are no material pending legal proceedings to which Registrant is a party.

	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a) The exhibits hereto are being incorporated by reference.

		   (b) Registrant filed a Form 8-K on February 14, 1996 reporting the Assignment of the leasehold by 498 Seventh Avenue Associates to 4987 Corporation under the Indenture of Lease between Registrant and 498 Seventh Avenue Associates.

	 Garment Capitol Associates                                Page 12.

	 March 31, 1996


				     SIGNATURES

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



	 GARMENT CAPITOL ASSOCIATES
	 (Registrant)



	 By  /s/ Richard A. Shapiro
	     Richard A. Shapiro, Attorney-in-fact*


	 Date:  May 14, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	 By  /s/ Richard A. Shapiro
	     Richard A. Shapiro, Attorney-in-fact*


	 Date:  May 14, 1996










	 ______________________
	    * Mr. Shapiro supervises accounting functions for Registrant.

	 Garment Capitol Associates                                Page 13.

	 March 31, 1996




				    EXHIBIT INDEX


	 Number                     Document                       Page*

	 3(b)         Amended Business Certificate of
		      Registrant effective as of January 2,
		      1996 which was filed as Exhibit 3(b) to
		      Registrant's Form 10-K for the fiscal
		      year ended December 31, 1995 and is
		      incorporated by reference as an exhibit
		      hereto.

	 24 Power of Attorney dated April 12, 1996, which was filed as Exhibit 24 to Registrant's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated by reference as an exhibit hereto.




























	 ______________________
	 *   Page references are based on a sequential numbering system.