Form 10-Q
period 1996-06-30
GARMENT CAPITOL ASSOCIATES
filed 1996-08-15
CIK 40023

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	 OF
		  THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended June 30, 1996

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


		An Exhibit Index is located on Page 14 of this Report.
	       Number of pages (including exhibits) in this filing: 17

									    2.
			  PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements.

			    Garment Capitol Associates
			  Condensed Statement of Income
				  (Unaudited)


				    For the Three Months    For the Six Months
				       Ended June 30,         Ended June 30,
				      1996       1995         1996      1995

  Income:

     Rent income, from a related
       party (Note B)             $272,500    $272,500     $545,000   $545,000
     Dividend income                    10          80           21      2,926
     Interest income                26,819         -0-       26,819        -0-
				  --------    --------     --------   --------
       Total income                299,329     272,580      571,840    547,926
				  --------    --------     --------   --------
  Expenses:

     Interest on mortgage          111,883      82,609      192,039    165,994
     Supervisory services, to a
       related party (Note C)       10,625      10,625       21,250     21,250
     Amortization of mortgage
       refinancing costs             7,042       7,042       14,084     14,085
				  --------    --------     --------   --------
       Total expenses              129,550     100,276      227,373    201,329
				  --------    --------     --------   --------
  Net income                      $169,779    $172,304     $344,467   $346,597
				  ========    ========     ========   ========

  Earnings per $5,000 partici-
     pation unit, based on 1,050
     participation units outstand-
     ing during the year          $ 161.69    $ 164.10     $ 328.06   $ 330.09
				  ========    ========     ========   ========

  Distributions per $5,000 parti-
     cipation unit consisted of the
     following:

     Income                       $ 142.36    $ 145.74     $ 284.72   $ 291.48
				  ========    ========     ========   ========

  At June 30, 1996 and 1995, there were $5,250,000 of participations outstanding.

									     3.
			    Garment Capitol Associates
			      Condensed Balance Sheet
				    (Unaudited)


 Assets                                       June 30, 1996   December 31, 1995
 Current assets
   Cash                                         $  106,352           $   88,199
   Due from lessee                               1,011,896                  -0-
						----------           ----------
   Total current assets                          1,118,248               88,199
						----------           ----------
 Real Estate
   Land                                          2,500,000            2,500,000
						----------           ----------
   Building                                      8,000,000            8,000,000
     Less, allowance for depreciation            8,000,000            8,000,000
						----------           ----------
						       -0-                  -0-
						----------           ----------
 Intangible assets
   Mortgage refinancing costs                      107,050              107,050
     Less, allowance for amortization               67,109               53,025
						----------           ----------
						    39,941               54,025
						----------           ----------
   Total assets                                 $3,658,189           $2,642,224
						==========           ==========
 Liabilities and Capital
 Current liabilities
   Accrued interest payable                     $   34,335           $   26,906
   Prepaid interest                                  9,066                  -0-
   Principal payments of first mortgage
     payable within one year                     3,999,947              133,052
						----------           ----------
       Total current liabilities                 4,043,348              159,958
 Long-term debt                                        -0-            2,912,936
						----------           ----------
						 4,043,348            3,072,894
						----------           ----------
 Capital
   Capital deficit, January 1,                    (430,670)            (512,096)
   Add, Net income:
     January 1, 1996 through June 30, 1996         344,467
     January 1, 1995 through December 31, 1995                          693,538

   Less, Distributions:
     Monthly distributions,
     January 1, 1996 through June 30, 1996         298,956
     January 1, 1995 through December 31, 1995                          612,112
						----------           ----------
 Capital deficit:
   June 30, 1996                                  (385,159)
   December 31, 1995                                                   (430,670)
						----------           ----------
     Total liabilities and capital deficit:
       June 30, 1996                            $3,658,189
       December 31, 1995                                             $2,642,224
						==========           ==========

									    4.
			   Garment Capitol Associates
		       Condensed Statement of Cash Flows
				    (Unaudited)



					      January 1, 1996  January 1, 1995
						  through          through
					       June 30, 1966    June 30, 1995


    Cash flows from operating activities:
      Net income                                 $ 344,467        $ 346,597
    Adjustments to reconcile net income
      to cash provided by operating activities:
    Amortization of mortgage refinancing costs      14,084           14,085
    Change in accrued interest payable               7,429          (37,922)
    Change in prepaid interest                       9,066              -0-
						 ---------        ---------
      Net cash provided by
	  operating activities                     375,046          322,760

    Cash flows from financing activities:
      Cash distributions                          (298,956)        (306,056)
      Change in due from lessee                 (1,011,896)             -0-
      Change in first mortgage                     953,959         (205,262)
      Mortgage refinancing costs                       -0-          (37,568)
						 ---------        ---------
      Net cash used in financing activities       (356,893)        (548,886)
						 ---------        ---------
      Net increase (decrease) in cash               18,153         (226,126)

    Cash, beginning of period                       88,199          321,323
						 ---------        ---------
    Cash, end of period                          $ 106,352        $  95,197
						 =========        =========


					    January 1, 1996  January 1, 1995
						through          through
					     June 30, 1996    June 30, 1995


    Cash paid for:
      Interest                                   $ 184,610        $ 203,916
						 =========         ========

	 Garment Capitol Associates                                      5.

	 June 30, 1996






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

	       In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by

	 Garment Capitol Associates                                      6.

	 June 30, 1996




	 the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to 4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Lease. The shares in the New Lessee are owned by the partners in the Original Lessee except that a substantial portion of the shares owned by Peter L. Malkin are held by him for the benefit of members of his family but he retains voting control.

	      The New Lessee has paid basic rent under the Lease through August 1, 1996. Registrant applied or reserved these rents to cover (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervisory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14, respectively, and certain other minor assessments and charges aggregating less than $1,500, all of which were due on January 1, 1996 or shortly thereafter. The New Lessee also failed to pay the New York City real estate taxes and BID assessments in the amounts of $1,053,254.50 and $28,529.26, respectively, which were due on July 1, 1996. As a result, although payment of the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments has been made as described below, the New Lessee is in default of the Operating Lease as of January 1, 1996.

	      The New Lessee has requested that Registrant forbear from exercising its rights and remedies under the Lease, including termination of the Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while Registrant solicits the consent of the Participants to a sale of the Property. On July 26, 1996, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTIONS WITH THE SOLICITATIONS OF THE CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a sale of the Property and forbearance in favor of the New Lessee. The details of the Partners' proposal are provided in the Statement. If Registrant does forbear, the New Lessee has agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Lease, including payment of basic rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Lease will also serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent solicitation program includes the continuation of the Lease with the New Lessee,

	 Garment Capitol Associates                                      7.

	 June 30, 1996




	 Registrant has not yet sent a notice of default under the Lease based on the failure of the New Lessee to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments but the Partners have been advised that Registrant's right to send such a notice has not been affected by this delay or by the acceptance of rent since the default.

	      Although the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments also constitutes a breach of Registrant's obligations under the Mortgage Loan, Apple Bank has agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements made between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) have personally borrowed from Apple Bank (a) on April 2, 1996, the sum of $1,012,274.18, equal to the January 1, 1996 real estate taxes and BID assessments and interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500 and (b) on June 28, 1996, the sum of $1,081,783.76 equal to the July 1, 1996 real estate taxes and BID assessment. The April 2, 1996 borrowing was used to fund a protective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. The June 28, 1996 borrowing was used to fund a protective advance by Apple Bank to pay the July 1, 1996 Real Estate Taxes and BID assessments through the purchase of an additional subordinate participating interest in the Mortgage Loan in such amount. Interest and principal required to be paid on the protective advances and on any future protective advances will be paid by the New Lessee so long as the Lease continues in effect.

	      As to future Real Estate Taxes, Apple Bank has agreed to make additional personal loans to such individual shareholders (or their designees) to fund further protective advances to cover the Real Estate Taxes due January 1, 1997 (covering the period to June 30, 1997). Those individual borrowers intend to borrow the funds from Apple Bank and fund the protective advances as required to pay the January 1, 1997 Real Estate Taxes if the Participants approve the program to sell the Property as described in the Statement and so long as the Lease continues in effect.

	 Garment Capitol Associates                                      8.

	 June 30, 1996




	      The Original Lessee was a partnership in which Peter L. Malkin was among the partners. The stockholders in the New Lessee are the partners in the Original Lessee. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, counsel to Registrant and to Original Lessee ("Counsel").

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

	       Lessee reported net loss of $1,862,412 for the lease year ended April 30, 1996; therefore, there was no additional rent payable for such lease year. Consequently, no additional payments for supervisory services were payable to Counsel for the lease year ended April 30, 1996.


	 Note C - Supervisory Services

	       Registrant pays Counsel for supervisory services and disbursements (i) the basic payment of $42,500 per annum ("Basic Payment"); (ii) an additional annual basic payment of the first $37,500 of Additional Rent paid by Lessee in any lease year

	 Garment Capitol Associates                                      9.

	 June 30, 1996




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

	       No remuneration was paid during the three month period ended June 30, 1996 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $42,500 during the fiscal year ended December 31, 1995. Registrant also paid Counsel $10,625 and $21,250, respectively, of the Basic Payment for supervisory services for the three and six month periods ended June 30, 1996.

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

	       Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and New Lessee. As of June 30, 1996, Mr. and Mrs. Peter L. Malkin own shares in the New Lessee. Mr. Malkin disclaims any beneficial ownership of Mrs. Malkin's interest in the New Lessee.

	       The respective interests of Messrs. Katzman, Loehr and Malkin, if any, in Registrant arise solely from the ownership of their respective participations in Registrant. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro

	 Garment Capitol Associates                                     10.

	 June 30, 1996




	 rata share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and the New Lessee.

	       As of June 30, 1996, the Partners owned of record and beneficially an aggregate $50,000 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

	       In addition, as of June 30, 1996, certain of the Partners in Registrant (or their respective spouses) held additional
	 Participations in Registrant as follows:

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

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

	       Registrant was organized solely for the purpose of acquiring the Property subject to the Lease. Registrant is required to pay from Basic Rent the annual charges due under the Mortgage Loan and the Basic Payment for supervisory services, and to distribute the balance to the Participants. Additional Rent is distributed to the Participants after the Additional Basic Payment and the Additional Payment is made to Counsel. See Note C of Item 1 ("Note C"). Pursuant to the Lease, the New Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

	       Registrant does not pay dividends. During the three and six month periods ended June 30, 1996, Registrant made regular monthly distributions of $47.45 for each $5,000 participation ($569.40 per annum for each $5,000 participation). As a result of no Additional Rent being payable to Registrant for the lease year ended April 30, 1996, there was no additional distribution for 1996. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distri-butions depends solely on the ability of New Lessee to make monthly payments of Basic Rent and Additional Rent to Registrant

	 Garment Capitol Associates                                     11.

	 June 30, 1996




	 in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Note B.

	       Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

		Total income increased for the three and six month periods ended June 30, 1996, as compared with the three and six month periods ended June 30, 1995. Such increase resulted mainly from interest income on a loan to the Lessee. Total expenses increased for the three and six month periods ended June 30, 1996, as compared with the three and six month periods ended June 30, 1995. Such increase resulted from an increase in interest expense on the first mortgage reflecting interest on additional principal borrowed for the payment of Real Estate Taxes. See Note B.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and six month periods ended June 30, 1996 as compared with the three and six month periods ended June 30, 1995. As stated in Note B, Apple Bank has extended the Mortgage Loan until December 1, 1997.

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

	 Garment Capitol Associates                                     12.

	 June 30, 1996




			     PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings.

		   There are no material pending legal proceedings to which Registrant is a party.

	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a) The exhibits hereto are being incorporated by reference.

		   (b)  Registrant filed a Definitive Proxy Statement on
			Schedule 14A on July 25, 1996.

	 Garment Capitol Associates                                     13.

	 June 30, 1996





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



	 GARMENT CAPITOL ASSOCIATES
	 (Registrant)



	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-fact*


	 Date:  August 14, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-fact*


	 Date:  August 14, 1996





	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.

	 Garment Capitol Associates                                     14.

	 June 30, 1996






				    EXHIBIT INDEX


	 Number                     Document                       Page*

	 2(a)         Proxy Statement issued by the Agents
		      in connection with the solicitation
		      of consents of the Participants, which
		      was filed on Schedule 14A by Registrant
		      on July 25, 1996 and is incorporated
		      herein by reference.

	 2(b) Letter to Participant dated August 8, 1996 and accompanying financial reports for the lease years ended April 30, 1996 and April 30, 1995. Foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

	 25 Power of Attorney dated April 10, 1996 between Peter L. Malkin, John L. Loehr and Stanley Katzman as Partners in Registrant and Richard A. Shapiro and Stanley Katzman, which was filed as
		      Exhibit 25 to Registrant's 10-Q for
		      the quarter ended March 31, 1996 and
		      is incorporated herein by reference.














	 ______________________
	 *   Page references are based on a sequential numbering system.