Form 10-K/A
period 1995-12-31
GARMENT CAPITOL ASSOCIATES
filed 1996-08-22
CIK 40023

FORM 10-K/A                               |
			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

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

	     An Exhibit Index is located on page 13 of this Report.         |
	 Number of Pages (including exhibits) in this filing: 13            |






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

	           In 1994 and 1995 the Original Lessee made capital calls
	 on its partners in the aggregate amount of $1,300,000 to defray
	 certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would
	 require a very large additional capital investment, estimated by
	 the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the [] Lease, | the Original Lessee assigned the [] Lease to 4987 Corporation (the | "New Lessee"), thereby effectively terminating the liability of
	 the Original Lessee and its partners under the Lease.  The shares
	 in the New Lessee are owned by the then partners in the Original | Lessee (except that a substantial portion of the shares owned by | Peter L. Malkin are held by him for the benefit of the Members of |
	 his family but he retains voting control).                            |

	           The New Lessee has paid basic rent under the Lease due
	 on the first day of each month for the period January 1, [] 1996      |
	 through and [] including July 1, 1996.  Registrant applied or         |
	 reserved these rents to cover (1) its monthly mortgage payments to
	 the Apple Bank for Savings ("Apple Bank") on Registrants' fee
	 mortgage on the Property (the "Mortgage Loan"), (2) its monthly
	 [] payment for supervisory services and (3) its distributions to      |






	 the Participants in Registrant.  The New Lessee did not pay the
	 New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14,
	 respectively, and certain other minor assessments and charges         |
	 aggregating less than $1,500, all of which were due on January 1,     |
	 [] 1996 or shortly thereafter (collectively the "1/1/96 Real          |
	 Estate Taxes").  The New Lessee also failed to pay the New York       |
	 City real estate taxes and BID assessments in the amounts of          |
	 $1,053.254.50 and $28,529.26, respectively which were due on July | 1, 1996 (the "7/1/96 Real Estate Taxes"). As a result, although | payment of the [] 1/1/96 Real Estate Taxes and [] the 7/1/96 Real | Estate Taxes has been made as described below, the New Lessee is |
	 in default of the Operating Lease as of [] January 1, 1996.          |

	           The New Lessee has requested that Registrant forbear        |
	 from exercising its rights and remedies under the Lease, including    |
	 termination of the Lease, by reason of the failure to pay the         |
	 [] 1/1/96 Real Estate Taxes and [] the [] 7/1/96 Real Estate          |
	 Taxes, [] while Registrant solicits the consent of the                |
	 Participants to a sale of the Property (see item 4 below). If Registrant does forbear, the New Lessee has agreed to cooperate
	 fully with Registrant in connection with the sale of the Property
	 and to continue to perform its other obligations under the Lease, including payment of basic rent, to enable Registrant to continue
	 its monthly distributions to the Participants, pay its supervisory
	 [] expense and pay its monthly mortgage obligation.  The              |
	 continuation of the Lease will also serve to insulate Registrant
	 from third party liabilities attendant on property operations.
	 Because the consent solicitation program [] made by the Partners | for approval of a sale of the property includes the continuation
	 of the Lease with the New Lessee, Registrant has not yet sent a
	 notice of default under the Lease based on the failure of the New Lessee to pay the [] 1/1/96 Real Estate Taxes or the 7/1/96 Real | Estate Taxes, but the Agents have been advised that Registrant's | right to send such a notice has not been affected by this delay or by the acceptance of rent since the default.

	           Although the failure to pay the 1/1/96 Real Estate Taxes    |
	 and the 7/1/96 Real Estate Taxes also constitutes a breach of         |
	 Registrant's obligations under the Mortgage Loan, Apple Bank has | agreed to forbear from exercising its rights and remedies during | the period of the solicitation of consents through a sale of the |
	 Property based on arrangements made between the shareholders of       |
	 the New Lessee (or designees on their behalf) and Apple Bank to       |
	 fund the 1/1/96 Real Estate Taxes and the 7/1/96 Real Estate Taxes    |
	 and certain future real estate taxes and BID assessments on the       |
	 Property (together with the 1/1/96 Real Estate Taxes and the          |
	 7/1/96 Real Estate Taxes, the "Real Estate Taxes") through            |
	 protective advances under the Mortgage. The shareholders of the | New Lessee (or designees on their behalf) have personally borrowed | from Apple Bank: a) on April 2, 1996, the sum of $1,012,274.18, | equal to the 1/1/96 Real Estate Taxes and interest thereon to the | date of the borrowing (the "1/1/96 Tax Borrowing"), and b) on June |
	 28, 1996, the sum of $1,081.783.76, equal to the 7/1/96 Real          |
	 Estate Taxes (the "7/1/96 Tax Borrowing").  The 1/1/96 Tax            |
	 Borrowing was used to fund a protective advance by the Apple Bank | to pay the 1/1/96 Real Estate Taxes and interest thereon through |
	 the purchase of a subordinate participating interest in the           |
	 Mortgage Loan in such amount.  The 7/1/96 Tax Borrowing was used      |
	 to fund a protective advance by the Fee Mortgagee to pay the          |
	 7/1/96 Real Estate Taxes through the purchase of an additional        |
	 subordinate participating interest in the Fee Mortgage in such        |
	 amount. Interest on the foregoing protective advances and on any | future protective advances will be paid by the New Lessee so long |
	 as the Lease continues in effect.                                     |

	           As to future Real Estate Taxes, Apple Bank has agreed to
	 make additional personal loans to such individual shareholders (or | their designees) to fund a further protective [] advance to cover | the Real Estate Taxes due [] January 1, 1997 (covering the period | to June 30, 1997). Those individual borrowers intend to borrow
	 the funds from Apple Bank and fund the protective [] advance as       |
	 required to pay the [] January 1, 1997 Real Estate Taxes if the       |
	 Participants approve a program to sell the Property and so long as
	 the Lease continues in effect.  Once the Property is sold, no         |
	 additional Real Estate Taxes will need to be paid.                    |

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

	           As of December 31, 1995, the occupancy rate at the
	 Building was approximately [] 44%.  The Building has approximately    |
	 104 tenants who principally engage in the sale of ladies' apparel. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

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


	 Item 2.   Property.

	           Registrant owns the Building located at 498 Seventh
	 Avenue, New York, New York, known as the "Garment Capitol
	 Building," and the land thereunder.  See Item 1 hereof.
	 Registrant's fee title to the Property is encumbered by the
	 Mortgage Loan with an unpaid principal balance of [] $2,976,474.30    |
	 at [] July 26, 1996 (excluding the amount of protective advances      |
	 made under the Mortgage Loan to pay certain Real Estate Taxes).       |
	 For a description of the terms of the Modification of the Mortgage Loan, see Item 1 hereof and Note 3 of the Notes. The Building, erected in 1921 and containing 24 floors, stands on the southwest corner of Seventh Avenue and 37th Street in New York City's
	 Garment District. The Building contains office, showroom and loft space. The Building is equipped with individual air-conditioning units and has 11 passenger elevators and 10 freight elevators.
	 The Building is leased to the New Lessee under the Lease, the initial term of which expired on April 30, 1982 and which contains two 25-year renewal options, the first of which was exercised on January 7, 1981. See Item 1 hereof for additional information concerning the Lease.


	    Item 3.     Submission of Matters to a Vote of Participants.       |

	           The Partners are in the process of [] soliciting the        |
	 consents of Participants to authorize a sale of the Property which | includes forebearance in favor of the New Lessee. The details of
	 the Partners' proposal [] are provided in the statement [] issued     |
	 by the Partners on July 26, 1996 in connection with the               |
	 solicitation (see item 1(a) above).

				       PART II


	    Item  4.     Management's Discussion and Analysis of                |
			Financial Condition and Results of Operation.

	           Registrant was organized solely for the purposes of
	 acquiring the Property subject to the Lease.  Registrant is
	 required to pay from Basic Rent the mortgage charges and
	 supervisory services and to distribute the balance of such Basic
	 Rent to the Participants.  Pursuant to the Lease, the holder of
	 the leasehold interest thereunder, now the New Lessee, has sole responsibility for the condition, operation, repair, maintenance
	 and management of the Property. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray
	 any operating expenses of the Property.  In fact if Registrant        |
	 accumulated cash reserves by withholding or reducing distributions    |
	 to the Participants from Basic Rent or Additional Rent, the           |
	 Participants would suffer adverse tax consequences because the        |
	 amounts held back by Registrant would nevertheless be taxable to      |
	 the Participants.                                                     |

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes the material factors affecting
	 Registrant's results of operations for the three preceding years:

	      (a)  Total income decreased for the year ended December 31,
		   1995 as compared with the year ended December 31, 1994.
		   Such decrease is directly attributable to the reduction
		   in dividend income earned [] on funds invested with         |
		   Fidelity U.S. Treasury Income Portfolio in the year         |
		   1995.  Total income decreased for the year ended
		   December 31, 1994 as compared with the year ended
		   December 31, 1993. Such decrease is mainly attributable to the fact that no Additional Rent was received by Registrant in 1994. See Note 4 of the Notes.

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

	           Registrant is aware of the following events.  The
	 Original Lessee operated the Property at a substantial loss during
	 the years ended December 31, 1995 and December 31, 1994.  In 1994
	 and 1995, the Original Lessee made capital calls on its partners
	 in the aggregate amount of $1,300,000 to defray certain operating
	 expenses and improvement costs at the Property.  In addition,         |
	 shareholders in the New Lessee (or their designees) borrowed          |
	 approximately $1,000,000 to fund the protective advance under the | Fee Mortgage to pay the 1/1/96 Real Estate Taxes and approximately | $1,000,000 to fund the protective advance under the Fee Mortgage |
	 to pay the 7/1/96 Real Estate Taxes.                                  |

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

			   Liquidity and Capital Resources

	           There has been no significant change in Associates'         |
	 liquidity for the twelve-months period ended December 31, 1995, as | compared with the twelve-months period ended December 31, 1994, or | for the three month period ended March 31, 1996 as compared to the | same period in 1995. If the Sale Program is not approved by the | Participants, then, when the Fee Mortgage falls due on December 1, |
	 1997, Associates would be required either to refinance the Fee        |
	 Mortgage or raise new capital from the Participants to repay the | balance then due. Whether the Fee Mortgage can then be refinanced | is speculative but the Agents note the difficulty Associates faced |
	 in refinancing the Fee Mortgage when it last matured in 1992.         |

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

Item 6.

		       GARMENT CAPITOL ASSOCIATES

			 SELECTED FINANCIAL DATA

				    Year ended December 31,

				      1995        1994        1993        1992        1991


Basic rent income................    $1,090,000  $1,090,000  $1,090,000  $1,090,000  $1,090,000
Additional rent income...........          -           -      1,010,196   1,986,498   3,026,069
Dividend income..................         3,027       7,994       1,683        -           -


   Total revenue.................    $1,093,027  $1,097,994  $2,101,879  $3,076,498  $4,116,069


Net income.......................    $  693,538  $  691,708  $1,634,085  $2,480,001  $3,414,459


Earnings per $5,000 participation
 unit, based on 1,050 participa-
 tion units outstanding during the
 year............................    $      661  $      659  $    1,556  $    2,362   $   3,252


Total assets.....................    $2,642,224  $2,865,967  $2,786,398  $2,619,338  $2,608,657


Long-term obligations * .........    $2,912,936  $     -     $     -     $     -     $     -




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


    * As described in Note 3 to the Financial Statements, the mortgage modification retroactive to Decemnber 1, 1992 was closed on March 23, 1995. As of December 31, 1991 and at December 31 for the succeeding three years, the mortgage debt ws deemed as current while the negotiations continued.

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

	    Date:  August 21, 1996                                                    |


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

	 By /s/ Stanley Katzman
	    Stanley Katzman, Attorney-in-Fact*



	    Date:  August 21, 1996                                             |










	 ______________________
	 *   Mr. Katzman supervises accounting functions for Registrant.

				    EXHIBIT INDEX                               |

	           Registrant is not filing any exhibits as part of this       |
	 amended Form 10-K/A.                                                  |