Form 10-Q/A
period 1996-03-31
GARMENT CAPITOL ASSOCIATES
filed 1996-08-22
CIK 40023

FORM 10-Q/A

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


					For the Three Months Ended
					       March 31,
					      1996           1995
Income:

Basic rent, from a related
  party (Note B)                        $  272,500     $  272,500
Dividend Income                                 11          2,846
					 ---------      ---------

    Total income                           272,511        275,346
					 ---------      ---------
Expenses:

Interest on mortgage                        80,156         83,385
Supervisory services, to a
  related party (Note C)                    10,625         10,625
Amortization of mortgage
  refinancing costs                          7,042          7,042
					 ---------       --------

    Total expenses                          97,823        101,052
					 ---------     ----------

Net income                               $ 174,688    $   174,294
					 =========     ==========
Earnings per $5,000 participation
  unit, based on 1,050 participation
  units outstanding during the year      $  166.37     $   165.99
					  ========     ==========

Distributions per $5,000
  participation consisted of
  the following:


  Income                                $   142.36      $  145.74
					 =========     ==========

    At March 31, 1996 and 1995, there were $5,250,000 of participations outstanding.

		     Garment Capitol Associates
		    Condensed Balance Sheet
			 (Unaudited)

                                            March 31, 1996   December 31, 1995
Assets
Current assets:
  Cash                                         $    88,210         $    88,199
  Due from lessee                                1,011,053                 -0-
					       -----------         -----------
  Total current assets                           1,099,263              88,199
					       -----------         -----------
Real estate
  Land                                           2,500,000           2,500,000
  Building                                       8,000,000           8,000,000
      Less, allowance for depreciation        (  8,000,000)       (  8,000,000)
					       -----------         -----------
						 2,500,000           2,500,000
					       -----------         -----------
Intangible assets
Mortgage refinancing costs                         107,050             107,050
      Less, allowance for amortization              60,067              53,025
					       -----------         -----------
						    46,983              54,025
					       -----------         -----------
Total assets                                   $ 3,646,246         $ 2,642,224
					       ===========         ===========
Liabilities and Capital
Current liabilities
  Accrued interest on mortgage                 $    26,624         $    26,906
  Real estate taxes and interest payable         1,011,053                 -0-
  Principal payments of first mortgage
    payable within one year                      3,014,029             133,052
					       -----------         -----------
      Total current liabilities                  4,051,706             159,958
					       -----------         -----------
  Long-term debt                                       -0-           2,912,936
					       -----------         -----------
  Capital
  Capital deficit, January 1,                 (    430,670)       (    512,096)
    Add, Net income:
    January 1, 1996 through March 31, 1996         174,688
    January 1, 1995 through December 31, 1995                          693,538
					       -----------         -----------
					      (    255,982)            181,442
Less, Distributions:
  Monthly distributions,
    January 1, 1996 through March 31, 1996         149,478
    January 1, 1995 through December 31, 1995                          612,112
					       -----------         -----------
  Total distributions                              149,478             612,112
					       -----------         -----------
Capital (deficit)
    March 31, 1996                            (    405,460)
    December 31, 1995                                             (    430,670)
					       -----------         -----------
  Total liabilities and capital:
     March 31, 1996                            $ 3,646,246
     December 31, 1995                                             $ 2,642,224
					       ===========         ===========

	       Garment Capitol Associates
	       Condensed Statement of Cash Flows
		      (Unaudited)



					     January 1, 1996     January 1, 1995
						  through             through
					      March 31, 1996      March 31, 1995


 Cash flows from operating activities:
   Net income                                   $   174,688        $   174,294
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                            7,042              7,042
   Change in accrued interest payable          (        282)      (     65,371)
   Change in real estate taxes payable            1,011,053                -0-
   Change in due from lessee                   (  1,011,053)               -0-
   Change in accrued expense                            -0-             22,957
						-----------        -----------

   Net cash provided by operating
     activities                                     181,448            138,922
						-----------        -----------

 Cash flows from financing activities:
   Cash distributions                          (    149,478)      (    153,028)
   Principal payments on first mortgage        (     31,959)      (    185,491)
   Mortgage refinancing costs                           -0-       (     37,516)
						-----------        -----------

   Net cash used in financing activities       (    181,437)      (    376,035)
						-----------        -----------

   Net increase (decrease) in cash                       11       (    237,113)

   Cash, beginning of period                         88,199            321,323
						-----------        -----------
   Cash, end of period                          $    88,210        $    84,210
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

		   In 1994 and 1995 the Original Lessee made capital calls
	 on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would
	 require a very large additional capital investment, estimated by
	 the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to 4987
  Garment Capitol Associates                                 Page 6.

	 March 31, 1996


	 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Lease. The shares in the New Lessee are owned by the partners in the Original Lessee.

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

	           Although the failure to pay the January 1, 1996 real
	 estate taxes and BID assessments also constitutes a breach of Registrant's obligations under the Mortgage Loan, Apple Bank has agreed to forbear from exercising its rights and remedies during
	 the period of the solicitation of consents through a sale of the
  Garment Capitol Associates                                 Page 7.

	 March 31, 1996


	 Property based on arrangements made between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) have borrowed from Apple Bank the sum of $1,012,274.18, equal to the January 1, 1996 real estate taxes and BID assessments, interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500. This sum was used on April 2, 1996 to fund a protective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. Interest on the protective advance will be paid by the New Lessee so long as the Lease continues in effect.

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

	           Registrant was organized solely for the purpose of acquiring the Property subject to the Lease. Registrant is required to pay from Basic Rent the annual charges due under the Mortgage Loan and the Basic Payment for supervisory services, and to distribute the balance to the Participants. Additional Rent is distributed to the Participants after the Additional Basic Payment and the Additional Payment is made to Counsel. See Note C. Pursuant to the Lease, the New Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property. In fact, if Associates accumulated cash reserves by withholding or reducing distributions to the Participants from Basic Rent or Additional Rent, the Participants would suffer adverse tax consequences because the amounts held back by Associates would nevertheless be taxable to the Participants.

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

				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1995, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.


	 Garment Capitol Associates                                Page 12.

	 March 31, 1996



				     SIGNATURES

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



	 GARMENT CAPITOL ASSOCIATES
	 (Registrant)



	 By  /s/Stanley Katzman
	     Stanley Katzman, Attorney-in-fact*


	    Date:  August 21, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	 By  /s/ Stanley Katzman
	     Stanley Katzman, Attorney-in-fact*


	    Date:  August 21, 1996










	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.

	 Garment Capital Associates                                Page 13.

	 March 31, 1996




				    EXHIBIT INDEX


	           Registrant is not filing any exhibit as part of this amended quarterly report on Form 10-Q/A.