Form 10-Q
period 1996-09-30
GARMENT CAPITOL ASSOCIATES
filed 1996-11-14
CIK 40023

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	 OF
		  THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended September 30, 1996

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


		An Exhibit Index is located on Page 14 of this Report.
	       Number of pages (including exhibits) in this filing: 14

									    2.
			  PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements.

			    Garment Capitol Associates
			  Condensed Statement of Income
				  (Unaudited)


				    For the Three Months    For the Nine Months
				     Ended September 30,    Ended September 30,
				      1996       1995         1996      1995

  Income:

     Rent income, from a related
       party (Note B)             $272,500    $272,500     $817,500   $817,500
     Dividend income                    11          76           32      3,002
     Interest income                56,723         -0-       83,542        -0-
				  --------    --------     --------   --------
       Total income                329,234     272,576      901,074    820,502
				  --------    --------     --------   --------
  Expenses:

     Interest on mortgage          138,084      81,813      330,122    247,807
     Supervisory services, to a
       related party (Note C)       10,625      10,625       31,875     31,875
     Amortization of mortgage
       refinancing costs             7,042       7,042       21,126     21,127
				  --------    --------     --------   --------
       Total expenses              155,751      99,480      383,123    300,809
				  --------    --------     --------   --------
  Net income                      $173,483    $173,096     $517,951   $519,693
				  ========    ========     ========   ========

  Earnings per $5,000 partici-
     pation unit, based on 1,050
     participation units outstand-
     ing during the year          $ 165.22    $ 164.85     $ 493.29   $ 494.95
				  ========    ========     ========   ========

  Distributions per $5,000 parti-
     cipation unit consisted of the
     following:

     Income                       $ 142.36    $ 145.74     $ 427.08   $ 437.22
				  ========    ========     ========   ========

  At September 30, 1996 and 1995, there were $5,250,000 of participations outstanding.
									3.
			    Garment Capitol Associates
			      Condensed Balance Sheet
				    (Unaudited)

 Assets                                 September 30, 1996   December 31, 1995
 Current assets
   Cash                                        $  115,981          $   88,199
   Due from lessee                              2,093,679                 -0-
					       ----------          ----------
   Total current assets                         2,209,660              88,199
					       ----------          ----------
 Real Estate
   Land                                         2,500,000           2,500,000
					       ----------          ----------
   Building                                     8,000,000           8,000,000
     Less, allowance for depreciation           8,000,000           8,000,000
					       ----------          ----------
						      -0-                 -0-
					       ----------          ----------
 Intangible assets
   Mortgage refinancing costs                     107,050             107,050
     Less, allowance for amortization              74,151              53,025
					       ----------          ----------
						   32,899              54,025
					       ----------          ----------
   Total assets                                $4,742,559          $2,642,224
					       ==========          ==========
 Liabilities and Capital
 Current liabilities
   Accrued interest payable                    $   44,612          $   26,906
   Prepaid interest                                 8,923                 -0-
   Principal payments of first mortgage
     payable within one year                    5,050,177             133,052
					       ----------          ----------
       Total current liabilities                5,103,712             159,958
 Long-term debt                                       -0-           2,912,936
					       ----------          ----------
       Total liabilities                        5,103,712           3,072,894
					       ----------          ----------
 Capital
   Capital deficit, January 1,                   (430,670)           (512,096)
   Add, Net income:
     January 1, 1996 through Sept. 30, 1996       517,951
     January 1, 1995 through Dec. 31, 1995                            693,538

   Less, Distributions:
     Monthly distributions,
     January 1, 1996 through Sept. 30, 1996       448,434
     January 1, 1995 through Dec. 31, 1995                            612,112
					       ----------          ----------
 Capital deficit:
   September 30, 1996                            (361,153)
   December 31, 1995                                                 (430,670)
					       ----------          ----------
     Total liabilities and capital deficit:
       September 30, 1996                      $4,742,559
       December 31, 1995                                           $2,642,224
					       ==========          ==========

									    4.
			   Garment Capitol Associates
		       Condensed Statement of Cash Flows
				    (Unaudited)


					   January 1, 1996   January 1, 1995
					       through           through
					 September 30, 1996 September 30, 1995


    Cash flows from operating activities:
      Net income                                $  517,951        $ 519,693
    Adjustments to reconcile net income
      to cash provided by operating activities:
    Amortization of mortgage refinancing costs      21,126           21,127
    Change in accrued interest payable              17,706          (38,190)
    Change in prepaid interest                       8,923              -0-
						----------        ---------
      Net cash provided by
	  operating activities                     565,706          502,630

    Cash flows from financing activities:
      Cash distributions                          (448,434)        (459,084)
      Change in due from lessee                 (2,093,679)             -0-
      Change in first mortgage                   2,004,189         (235,578)
      Mortgage refinancing costs                       -0-          (37,568)
						----------        ---------
      Net cash used in financing activities       (537,924)        (732,230)
						----------        ---------
      Net increase (decrease) in cash               27,782         (229,600)

    Cash, beginning of period                       88,199          321,323
						----------        ---------
    Cash, end of period                         $  115,981        $  91,723
						==========        =========


					   January 1, 1996   January 1, 1995
					       through           through
					 September 30, 1996 September 30, 1995


    Cash paid for:
      Interest                                  $  312,416        $ 285,997
						==========        =========
	 Garment Capitol Associates                                      5.

	 September 30, 1996





	 Notes to Condensed Financial Statements (Unaudited)

	 Note A - Basis of Presentation

	       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the partners in Registrant, necessary for a fair statement of the results for such interim periods. The partners in Registrant believe that the accompanying unaudited condensed financial statements and the notes thereto fairly disclose the financial condition and results of Registrant's operations for the periods indicated and are adequate to make the information presented therein not misleading.


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

	       Registrant does not operate the Property. Registrant leased the Property to 498 Seventh Avenue Associates (the "Original Lessee") under a net operating lease (the "Lease") which commenced as of May 1, 1957 and currently was to expire on April 30, 2007. The Lease provides for one 25-year renewal option which had not been exercised and which, if exercised, would have extended the Lease to April 30, 2032.

	       In 1994 and 1995, the Original Lessee made capital calls on
	 its partners in the aggregate amount of $1,300,000 to defray
	 certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would
	 require a very large additional capital investment, estimated by
	 Garment Capitol Associates                                      6.

	 September 30, 1996



	 the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to 4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Lease. The shares in the New Lessee are owned by the partners in the Original Lessee except that a substantial portion of the shares owned by Peter L. Malkin is held by him for the benefit of members of his family but he retains voting control.

	      The New Lessee has paid basic rent under the Lease through November 1, 1996. Registrant applied or reserved these rents to cover (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervisory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14, respectively, and certain other minor assessments and charges aggregating less than $1,500, all of which were due on January 1, 1996 or shortly thereafter. The New Lessee also failed to pay the New York City real estate taxes and BID assessments in the amounts of $1,053,254.50 and $28,529.26, respectively, which were due on July 1, 1996. As a result, although payment of the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments has been made as described below, the New Lessee was in default of the Operating Lease as of January 1, 1996.

	      The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Lease, including termination of the Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while Registrant solicited the consent of the Participants to a sale of the Property. On July 26, 1996, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a sale of the Property and forbearance in favor of the New Lessee. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 25, 1996, and is incorporated herein by reference. If Registrant did forbear, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Lease, including payment of basic rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Lease will also serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent
	 Garment Capitol Associates                                      7.

	 September 30, 1996



	 solicitation program included the continuation of the Lease with the New Lessee, Registrant did not send a notice of default under the Lease based on the failure of the New Lessee to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments.

	      Although the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments also constitutes a breach of Registrant's obligations under the Mortgage Loan, Apple Bank had agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements consummated in March 1996 between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) have personally borrowed from Apple Bank (a) on April 2, 1996, the sum of $1,012,274.18, equal to the January 1, 1996 real estate taxes and BID assessments and interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500 and (b) on June 28, 1996, the sum of $1,081,783.76 equal to the July 1, 1996 real estate taxes and BID assessment. The April 2, 1996 borrowing was used to fund a protective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. The June 28, 1996 borrowing was used to fund a protective advance by Apple Bank to pay the July 1, 1996 Real Estate Taxes and BID assessments through the purchase of an additional subordinate participating interest in the Mortgage Loan in such amount. Interest and principal required to be paid on the protective advances and on any future protective advances will be paid by the New Lessee so long as the Lease continues in effect.

	      As to future Real Estate Taxes, Apple Bank has agreed to make additional personal loans to such individual shareholders (or their designees) to fund further protective advances to cover the Real Estate Taxes due January 1, 1997 (covering the period to June 30, 1997). Those individual borrowers intend to borrow the funds from Apple Bank and fund the protective advances as required to pay the January 1, 1997 Real Estate Taxes so long as the Lease continues in effect.
	 Garment Capitol Associates                                      8.

	 September 30, 1996



	      Registrant has received the consent of the Participants for the sale and forbearance program and for the liquidation of Registrant, as described in the Statement. Registrant is currently in discussion with a number of prospective purchasers for the property and anticipates signing a contract shortly. It is likely that the sale will be consummated after January 1, 1997.

	      The Original Lessee was a partnership in which Peter L. Malkin was among the partners. The stockholders in the New Lessee are the partners in the Original Lessee except that a substantial portion of the shares owned by Peter L. Malkin is held by him for the benefit of members of his family but he retains voting control. The Partners in Registrant are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, counsel to Registrant and to Original Lessee ("Counsel").

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

	       The New Lessee reported net loss of $1,862,412 for the lease year ended April 30, 1996; therefore, there was no additional rent payable for such lease year. Consequently, no additional payments for supervisory services were payable to Counsel for the lease year ended April 30, 1996. See Note C below.
	 Garment Capitol Associates                                      9.

	 September 30, 1996





	 Note C - Supervisory Services

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

	       No remuneration was paid during the three and nine month periods ended September 30, 1996 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $42,500 during the fiscal year ended December 31, 1995. Registrant also paid Counsel $10,625 and $31,875, respectively, of the Basic Payment for supervisory services for the three and nine month periods ended September 30, 1996.

	       The supervisory services provided to Registrant by Counsel include legal and administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

	       Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Lease between Registrant and New Lessee.
	 Garment Capitol Associates                                     10.

	 September 30, 1996



	      As of September 30, 1996, Mr. and Mrs. Peter L. Malkin own shares in the New Lessee. Mr. Malkin disclaims any beneficial ownership of Mrs. Malkin's interest in the New Lessee.

	       The respective interests of Messrs. Katzman, Loehr and Malkin, if any, in Registrant arise solely from the ownership of their respective participations in Registrant. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or shareholders in the New Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and the New Lessee.

	       As of September 30, 1996, the Partners owned of record and beneficially an aggregate $50,000 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

	       In addition, as of September 30, 1996, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

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

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

	       Registrant was organized solely for the purpose of acquiring the Property subject to the Lease. Registrant is required to pay from Basic Rent the annual charges due under the Mortgage Loan and the Basic Payment for supervisory services, and to distribute the balance to the Participants. Additional Rent is distributed to the Participants after the Additional Basic Payment and the Additional Payment are made to Counsel. See Note C of Item 1 ("Note C"). Pursuant to the Lease, the New Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.
	 Garment Capitol Associates                                     11.

	 September 30, 1996



	       Registrant does not pay dividends. During the three and nine month periods ended September 30, 1996, Registrant made regular monthly distributions of $47.45 for each $5,000 participation ($569.40 per annum for each $5,000 participation). As a result of no Additional Rent being payable to Registrant for the lease year ended April 30, 1996, there was no additional distribution for 1996. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of New Lessee to make monthly payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Note B.

	       Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

		Total income increased for the three and nine month periods ended September 30, 1996, as compared with the three and nine month periods ended September 30, 1995. Such increase resulted mainly from interest income on a receivable from the Lessee. Total expenses increased for the three and nine month periods ended September 30, 1996, as compared with the three and nine month periods ended September 30, 1995. Such increase resulted from an increase in interest expense on the first mortgage reflecting interest on additional principal advanced for the payment of Real Estate Taxes. See Note B.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1996 as compared with the three and nine month periods ended September 30, 1995. As stated in Note B, Apple Bank has extended the Mortgage Loan until December 1, 1997.

		   Registrant believes that the value of the Property is currently in excess of the amount of the mortgage balance and anticipates that the value of the Property will be in excess of the mortgage balance at maturity. Changes in the short-term or long-term financial liquidity position of Registrant are dependent on the payments made by New Lessee under the Lease. Registrant foresees no need for it to make material commitments for capital expenditures while the Lease is in effect.
	 Garment Capitol Associates                                     12.

	 September 30, 1996




				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1995, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

			     PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings.

		   The Registrant is the subject of the following pending litigation:

		   On October 4, 1996, the alleged holder of a $20,000
	      original participation in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, the Partners, and Counsel. Registrant is a nominal defendant. The suit claims that defendants violated the federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Partners' solicitation of consents of the Participants for the sale and forbearance program and for the liquidation of Registrant, as described in the Statement. The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants' response to the complaint is currently due by November 25, 1996. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.


	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a) The exhibits hereto are being incorporated by reference.

		   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
	 Garment Capitol Associates                                     13.
	 September 30, 1996






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


	 Date:  November 14, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-fact*


	 Date:  November 14, 1996





	 ______________________
	    *   Mr. Katzman supervises accounting functions for
		Registrant.
	 Garment Capitol Associates                                     14.
	 September 30, 1996







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