Form 10-K
period 1996-12-31
GARMENT CAPITOL ASSOCIATES
filed 1997-04-17
CIK 40023

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

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

         An Exhibit Index is located on pages 37, 38 and 39 of this Report. Number of Pages (including exhibits) in this filing:






                                       PART I


         Item 1.   Business.

                   (a)  General

                   Registrant, a partnership, was organized on January 10, 1957. On May 1, 1957, Registrant acquired fee title to the Garment Capitol Building (the "Building") and the land thereunder, located at 498 Seventh Avenue, New York, New York (the "Property"). Registrant's partners are Stanley Katzman, John L. Loehr and Peter L. Malkin (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as agent for holders of participations in their respective partnership interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants"). As described below, the Property has been sold and a distribution from sale proceeds has been made to the Participants.

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

                   In 1994 and 1995 the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Lease, the Original Lessee assigned the Lease to 4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Lease. The shares in the New Lessee are owned by the partners in the Original Lessee except that a substantial portion of the shares originally owned by Peter L. Malkin is held for the benefit of members of his family but he retains voting control.

                   The New Lessee has paid basic rent under the Lease through March 27, 1997, the date of the sale of the Property, as hereinafter described. Registrant applied these rents to cover
         (1) its monthly mortgage payments to the Apple Bank for Savings
         ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervisory services and
         (3) its distributions to the Participants in Registrant.  The New

         Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14, respectively, and certain other minor assessments and charges aggregating less than $1,500, all of which were due on January 1, 1996 or shortly thereafter. The New Lessee also failed to pay the New York City real estate taxes and BID assessments in the amounts of $1,053,254.50 and $28,529.26, respectively, which were due on July 1, 1996 and $740,845.50 and $28,529.26, respectively, which were due on January 1, 1997. As a result, although payment of the January 1, 1996 and July 1, 1996 and January 1, 1997 real estate taxes and BID assessments has been made as described below, the New Lessee was in default of the Lease as of January 1, 1996.

                   The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Lease, including termination of the Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while Registrant solicited the consent of the Participants to a sale of the Property. On July 26, 1996, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a sale of the Property and forbearance in favor of the New Lessee. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 25, 1996, and is incorporated herein by reference. If Registrant did forbear, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Lease, including payment of basic rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Lease was also to serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent solicitation program included the continuation of the Lease with the New Lessee, Registrant did not send a notice of default under the Lease based on the failure of the New Lessee to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments.

                   Although the failure to pay the January 1, 1996, July 1, 1996 and January 1, 1997 real estate taxes and BID assessments also constitutes a breach of Registrant's obligations under the Mortgage Loan, Apple Bank had agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements consummated in March 1996 between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real

         Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) have personally borrowed from Apple Bank (a) on April 2, 1996, the sum of $1,012,274.18, equal to the January 1, 1996 real estate taxes and BID assessments and interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500 and (b) on June 28, 1996, the sum of $1,081,783.76 equal to the July 1, 1996 real estate taxes and BID assessment and (c) on December 31, 1996, the sum of $769,374.76 equal to the January 1, 1997 real estate taxes and BID assessment. The April 2, 1996 borrowing was used to fund a protective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. The June 28, 1996 and December 31, 1996 borrowings were used to fund protective advances by Apple Bank to pay, respectively, the July 1, 1996 and January 1, 1997 Real Estate Taxes and BID assessments through the purchase of additional subordinate participating interests in the Mortgage Loan in such amounts. Interest and principal required to be paid on the protective advances and on any future protective advances have been paid by the New Lessee.

                   Registrant received the consent of the Participants for the sale and forbearance program and for the liquidation of Registrant, as described in the Statement. See Items 10, 11 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

                   Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as Agent, and Tirrem Management Company, Inc., collectively as Purchasers, to sell the Property to the Purchasers for $42,000,000, subject to adjustments (the "Contract of Sale"). The sale closed as of March 27, 1997. After priority allocation for certain payments, as more particularly described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New Lessee pursuant to the formula described in the Statement, as approved by the Participants. From its share of the proceeds, Registrant has made an initial distribution of $27,000,000 to the Participants, and each holder of an original $10,000 Participation, as reduced to $5,000, received an initial distribution of sale proceeds of $25,714, which includes a return of the Participant's remaining original capital investment.

                   The balance of sale proceeds allocated to Registrant, $951,518 (subject to adjustment), continues to be held by Counsel in a money market fund as a reserve against contingencies and to cover winding up, liquidation and final accounting costs. If the full amount of this balance were distributed to Participants, each holder of an original $10,000 unit (as reduced to $5,000) would receive $906.21. It cannot be determined now what costs will be incurred and what contingencies may arise. The final distribution will likely occur before December 31, 1997.

                   Sale proceeds allocated to New Lessee, in the approximate amount of $6,934,292, are being held by Counsel pursuant to agreement with counsel for plaintiff in the Koppel litigation (as hereinafter defined). See Item 3 hereto. It is not now clear whether, as a result of the litigation described in
         Item 3 any sale proceeds now allocated to the New Lessee will be reallocated.

                   As of December 31, 1996, the occupancy rate at the Building was approximately 60%. The Building had approximately 104 tenants who principally engage in the sale of ladies' apparel. Registrant did not maintain a full-time staff. See Item 2 hereof for additional information concerning the Property.

                   (b)  The Lease

                   Under the Lease, the New Lessee was to pay (i) annual basic rent of $1,090,000 (the "Basic Rent") to Registrant and (ii) additional rent equal to 50% of New Lessee's net operating profit in excess of $200,000 for each Lease year (the "Additional Rent"). See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes"). The New Lessee was in default of the Lease as of January 1, 1996 (see item 1(a)).

                   Additional Rent income is recognized when earned from the New Lessee, at the close of the lease year ending April 30. Such income, if any, is not determinable until the New Lessee, pursuant to the Lease, renders to Registrant a certified report on the operation of the Property. The Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. All Additional Rent income and certain supervisory service expense can only be determined after the receipt of such report. The Lease does not provide for the New Lessee to render interim reports to Registrant, so no Additional Rent income is reflected for the period between the end of the Lease year and the end of Registrant's fiscal year. There was no additional rent for the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994. See Note 4 of Notes.

                   As of the closing of the sale of the Property, the interests of both the lessee and lessor under the Lease were assigned to the purchaser of the Property, as requested by the purchaser pursuant to the Contract of Sale.

                   (c)  The First Mortgage Loan

                   On March 23, 1995, Registrant entered into a
         Modification and Extension Agreement (the "Modification"), as of December 1, 1992, with Apple Bank concerning the Mortgage Loan, which was originally made on November 30, 1987 in the principal amount of $3,485,000. The Mortgage Loan was secured by a first mortgage on the Property.

                   The principal terms of the Modification were as follows:

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

         Prepayment
         Privilege:          The Mortgage Loan was prepayable at any time
                             in whole only, without penalty, on 60 days' prior written notice.

                   The following provisions from the Mortgage Loan before the Modification continued to be applicable during the extended term:

         Liability:          No Partner had personal liability for the
                             obligation under the Mortgage Loan to pay principal and interest;

         Due on Sale:        Upon a sale or further encumbrance of the
                             Property without Apple Bank's consent, the Mortgage Loan would have become immediately due and payable; and

         Lease: No modification or cancellation of the Lease was permitted without Apple Bank's consent.

                   The Mortgage Loan was repaid in full in connection with the sale of the Property.

                   The total amount paid to Apple Bank in respect of the Mortgage Loan was $5,809,686. This amount consisted of the following elements: (a) principal - $2,886,125 (b) accrued interest on the principal balance to the date of sale - $22,945;
         (c) prepayment charges to expiration of 60 day notice period (as reduced based on discussions between Apple Bank and Counsel
         - $14,419; (d) real estate tax advances - $2,863,433 (of which amount $333,181 was paid by the New Lessee from its share of sale proceeds, as contemplated by the statement; and (e) accrued interest on the real estate tax advances - $22,764 (paid by the New Lessee).

                   (d)  Competition

                   Tenant space leases at the Property were offered at an average annual base rental of approximately $18 per square foot (exclusive of electricity charges and escalation). Space tenants provide their own cleaning. The average asking rental rate and other financial terms for space leases at the Property appear to be competitive with the average rental rates charged by similar buildings currently offering comparable space in the immediate vicinity.

                   Based on market information believed to be accurate, the Partners offer the following information regarding nearby properties: A neighboring office building located at 485 Seventh Avenue (at 36th Street), which offers small showrooms and has upgraded interior features, is offering tenant space at rental rates between $18 and $25 per square foot. Two similar buildings approximately the same age as the Property, which are located across 39th Street from each other at 530 Seventh Avenue and 550 Seventh Avenue and have traditionally been the headquarters for manufacturers of higher price women's apparel, currently offer tenant space at rental rates between the mid $20s to high $30s per square foot. At 1407 Broadway and 1411 Broadway, buildings which offer more modern, upgraded amenities than the Property, current rental rates are in the high $30s per square foot.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $50 per square foot for prime office space to approximately $12 per square foot in less developed industrial and/or secondary commercial areas. Accord-ingly, rents at the Building may be considered competitive in the area, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

                   (e)  Tenant Leases

                   The New Lessee operated the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant was governed by the provisions of the tenant's lease.


         Item 2.   Property.

                   Registrant owned the Building located at 498 Seventh Avenue, New York, New York, known as the "Garment Capitol Building," and the land thereunder. See Item 1 hereof. Registrant's fee title to the Property was encumbered by the Mortgage Loan with an unpaid balance of $5,785,947 at December 31, 1996, consisting of a principal balance of $2,922,687 and protective advances for real estate taxes of $2,863,260. For a description of the terms of the Modification of the Mortgage Loan, see Item 1 hereof and Note 3 of the Notes. The Building, erected in 1921 and containing 24 floors, stands on the southwest corner of Seventh Avenue and 37th Street in New York City's Garment District. The Building contains office, showroom and loft space. The Building is equipped with individual air-conditioning units and has 11 passenger elevators and 10 freight elevators. The Building was leased to the New Lessee under the Lease, the initial term of which expired on April 30, 1982 and which contained two 25-year renewal options, the first of which was exercised on January 7, 1981. See Item 1 hereof for additional information concerning the Lease. The Property was sold on March 27, 1997 pursuant to the Contract of Sale. See Item 1.


         Item 3.   Legal Proceedings.

                   On October 4, 1996, the alleged holder of three participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners, and Counsel. Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Partners' solicitation of consents of the Participants, as described in the Statement, for the sale and forbearance program and for the liquidation of Registrant, as described in the Statement. The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants have responded to the complaint with a motion seeking dismissal of the action in its entirety. That motion is now pending. The complaint does not seek any relief against

         Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Statement, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Statement will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel.

                   On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Counsel. Registrant is a nominal defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Partners' solicitation of consents of the Participants, as described in the Statement, for the sale and forbearance program and for liquidation of Registrant, as described in the Statement. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants' response to the complaint is due on or about April 25, 1997. Defendants currently intend to move to dismiss this complaint as well. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.


         Item 4.   Submission of Matters to a Vote of Participants.

                   On July 26, 1996, the consent of Participants was sought to the sale and forbearance program, and, following a sale, to the liquidation of Associates, as described in the Statement. The consent of Participants was received by the Partners, and the Property was sold on March 27, 1997. See Item 1(a).

                                       PART II


         Item 5.   Market for Registrant's Common Equity
                   and Related Security Holder Matters.

                   Registrant is a partnership organized pursuant to a partnership agreement dated January 10, 1957.

                   Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the partnership interests of the Partners in Registrant (the "Participations") and are not shares of common stock or their equivalent. The Participations represent each Participant's fractional share in a Partner's undivided interest in Registrant and are divided approximately equally among the Partners. A full unit of the Participations was originally offered at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. In November 1957, one-half of the original purchase price was returned to the Participants from the proceeds of a first mortgage on the Property leaving a remaining unreturned cash investment of $5,000 (a "$5,000 Participation"). On March 31, 1997 a distribution of sale proceeds from sale of the Property was made to the Participants. Each holder of a $5,000 Participation received $25,714, which included a return of remaining original capital. Additional funds of Registrant have been retained by Counsel in a money market account as a reserve against contingencies and to cover various costs associated with liquidating Registrant. Registrant has not repurchased Participa-tions in the past and is not likely to change its policy in the future.

                   (a) The Participations are not traded on an established securities market, nor are they readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant has been advised that there were 47 transfers of Participations for the year ended December 31, 1996. In only one instance was consideration indicated for the transfer. In this instance, the purchase price was equal to 1.33 times the remaining unreturned cash investment of the Participation, i.e., $6,650 for a $5,000 Participation. In all other cases, no consideration was indicated.

                   (b) As of December 31, 1996, there were 909 holders of Participations of record.

                   (c) Registrant does not pay dividends. During the year ended December 31, 1996, Registrant made regular monthly distributions of $47.45 for each $5,000 Participation. Because no Additional Rent was paid by the Original Lessee for the lease year ended April 30, 1996, no additional distribution was made to Participants in 1996. For each $5,000 Participation during the year ended December 31, 1995, Registrant made monthly distributions of $48.58. There was no Additional Rent earned for the Lease year ended April 30, 1995. See Item 1 hereof. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depends solely on the New Lessee's payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof and Note 9 of the Notes.

                   By reason of the sale of the Property, the Lease has expired and the Registrant will be liquidated. There will be no additional regular monthly distributions following the distribution on April 1, 1997 in respect of March, 1997 rent under the Lease. An additional, one-time distribution following the winding up and liquidation of Registrant is likely, but the amount of it cannot now be determined.

Item 6.

                                   GARMENT CAPITOL ASSOCIATES

                                     SELECTED FINANCIAL DATA

                                                      Year ended December 31,

                                        1996        1995        1994        1993        1992


Basic rent income................    $1,090,000  $1,090,000  $1,090,000  $1,090,000  $1,090,000

Additional rent income...........          -           -           -      1,010,196   1,986,498

Interest income..................       140,266        -           -           -           -

Dividend income..................            43       3,027       7,994       1,683        -


   Total revenue.................    $1,230,309  $1,093,027  $1,097,994  $2,101,879  $3,076,498


Net income.......................    $  693,299  $  693,538  $  691,708  $1,634,085  $2,480,001


Earnings per $5,000 participation
 unit, based on 1,050 participa-
 tion units outstanding during the
 year............................    $      660  $      661  $      659  $    1,556  $    2,362


Total assets.....................    $5,496,454  $2,642,224  $2,865,967  $2,786,398  $2,619,338


Long-term obligations............    $     -     $2,912,936  $     -     $     -     $     -




Distributions per $5,000 par-
 ticipation unit, based on 1,050
 participation units outstanding
 during the year:

   Income........................    $      569  $      583  $      583  $    1,342  $    2,360

   Return of capital.............          -           -           -           -           -


   Total distributions...........    $      569  $      583  $      583  $    1,342  $    2,360














         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

                   Registrant was organized solely for the purposes of acquiring the Property subject to the Lease. Registrant was required to pay from Basic Rent the mortgage charges and supervisory services and to distribute the balance of such Basic
         Rent to the Participants. Pursuant to the Lease, the holder of the leasehold interest thereunder had sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant did not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.
         The following summarizes the material factors affecting
         Registrant's results of operations for the three preceding years:

              (a) Total income increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995.
                   Such increase is attributable to interest income earned for the year 1995. Total income decreased for the year ended December 31, 1995 as compared with the year ended
                   December 31, 1994. Such decrease is attributable to the reduction in dividend income earned for the year 1995.

              (b) Total expenses increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995.
                   Such increase was attributable to an increase in interest expense on the Mortgage Loan. See Notes 2(c) and 3. Total expenses decreased for the year ended
                   December 31, 1995 as compared with the year ended
                   December 31, 1994.  Such decrease was the net result of
                   (i) a decrease in interest expense on the Mortgage Loan and (ii) an increase in the amortization of mortgage refinancing costs. See Notes 2(c), 3, 4 and 5 of the
                   Notes.

                   Registrant is aware of the following events.  The
         Original Lessee operated the Property at a substantial loss during the years ended December 31, 1995 and December 31, 1994. In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property.

                   The downturn and changes in methods of operations in the garment industry have had a major impact on the Property and its operations and profitability. Registrant has been advised that the loss of tenants at the Property and the related reduction in rent received are primarily due to insolvencies affecting tenants in the garment business and reduced demand for space.

                   The New Lessee had the right to abandon or assign its interest in the Lease (see Item 1 above).

                   As a result of the Sale, Registrant has made a distribution to the Participants of a substantial portion of the sales proceeds allocated to Registrant and will hold an additional sum, at interest, as a contingency and to pay various accounting and other fees relating to the liquidation and winding up of Registrant. The balance of this amount will also be distributed once a final accounting is completed and an appropriate contingency period has expired. At the closing of the sale pursuant to the Contract of Sale, the interests of Registrant, as lessor, and the New Lessee, as lessee, under the Lease were assigned to the purchaser and the Lease was terminated. There will be no additional regular monthly distributions following the distribution on April 1, 1997 in respect of March, 1997 rent under the Lease. See Item 1.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1996 as compared with the year ended December 31, 1995.

                                      Inflation

                   Inflationary trends in the economy do not directly affect Registrant's operations, since as noted above, Registrant did not actively engage in the operation of the Property.
         Inflation may have affected the operations of the New Lessee.  The
         New Lessee was required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affected only the amount of Additional Rent payable by the New
         Lessee, which was based on the New Lessee's net operating profit.


         Item 8.   Financial Statements and Supplementary Data.

                   The financial statements, together with the accompanying report by, and the consent to the use thereof, prepared by Jacobs
         Evall & Blumenfeld LLP immediately following, are being filed in response to this item.


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

                                                       Principal      Date
                        Nature of                      Occupation     Individual
                        Family        Business         and            became
 Name              Age  Relationship  Experience       Employment     Partner

 Stanley Katzman   64      None       Attorney-at-Law  Senior Partner     1996
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 John L. Loehr     60      None       Attorney-at-Law  Senior Partner     1996
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 Peter L. Malkin   63      None       Attorney-at-Law  Senior Partner     1983
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

                   As stated above, the Partners are also members of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

                   The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a director, joint venturer or general partner are as follows:










                   Stanley Katzman is a joint venturer in 250 West 57th St.
                   Associates and Navarre-500 Building Associates; and a general partner in Empire State Building Associates and 60 East 42nd St. Associates; and

                   John L. Loehr is a general partner in Empire State
                   Building Associates and 60 East 42nd St. Associates; and

                   Peter L. Malkin is a joint venturer in 250 West 57th St.
                   Associates and Navarre-500 Building Associates; and a general partner in Empire State Building Associates and 60 East 42nd St. Associates.

                   Counsel will be responsible to oversee liquidation of Registrant.

         Item 11.  Executive Compensation

                   As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

                   No remuneration was paid during the current fiscal year ended December 31, 1996 by Registrant to any of the Partners as such. Registrant's supervisory fee arrangement with Counsel provides for (i) the basic payment of $42,500 per annum; (ii) an additional payment of the first $37,500 of Additional Rent paid by the lessee under the Lease in any lease year; and (iii) the payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year. At December 31, 1996, such remaining cash investment was $5,250,000. Pursuant to such fee arrangements described herein, Registrant paid Counsel $42,500 during the fiscal year ended December 31, 1996. The supervisory services provided by Counsel include the preparation of reports and related documentation required by the Securities and Exchange
         Commission, the monitoring of all areas of federal and local securities law compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documents related to the administration of Registrant's business.
         Out of its fees, Counsel pays all disbursements and costs of regular accounting services. As noted in Items 1 and 10 of this report, the Partners are also members of Counsel.

                   Counsel will not receive a Supervisory Fee based on sale proceeds allocated to Registrant but has been paid for its legal services in connection with the Statement and in connection with the sale. Counsel has also been paid legal fees by the New Lessee for various work in 1996 and 1997.











         Item 12.  Security Ownership of Certain
                   Beneficial Owners and Management.

                   (a) Registrant has no voting securities (see Item 5 hereof). At December 31, 1996, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

                   (b) The Partners (see Item 10 hereof) beneficially own, directly or indirectly, the following Participations:


                             Name & Address         Amount of
                             of Beneficial          Beneficial    Percent
         Title of Class          Owners             Ownership     of Class

         Participations       Stanley Katzman        $ 2,500       .0476%
         in Partnership       30 East 62nd Street
         Interests            New York, NY 10021

                              John L. Loehr          $ 5,000       .0952%
                              286 Alpine Circle
                              River Vale, NJ  07675

                              Peter L. Malkin        $42,500       .8095%
                              21 Bobolink Lane
                              Greenwich, CT  06830

                   At December 31, 1996, certain of the Partners (or their respective spouses) held additional Participations as follows:

                   Peter L. Malkin owned of record as trustee, but not beneficially, a $5,000 Participation. Mr. Malkin disclaims any beneficial ownership in such Participation.

                   Isabel Malkin, the wife of Peter Malkin, owned of record and beneficially, $21,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Agency Holdings Associates, an affiliate of Counsel, owns a $5,000 Participation.

                   (c)  Not applicable.


         Item 13.  Certain Relationships and Related Transactions.

                   (a)  As stated in Item 1 hereof, Peter L. Malkin,
         Stanley Katzman and John L. Loehr are the three Partners in
         Registrant and also act as agents for the Participants in their respective partnership interests. Mr. and Mrs. Malkin are also among the partners in the Original Lessee and shareholders in the New Lessee. Because one of the three Partners and his wife are partners in the Original Lessee and shareholders in the New Lessee and all three Partners are members of Counsel (which represents
         Registrant and Original Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. Conflicts may also exist in connection with the sale of the Property. Under the respective Participating Agreements pursuant to which the Partners act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the agreements in order for the Agents to act on their behalf. Such transactions include modifications and extensions of the Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.
         As noted in Item 1(a) above, the sale of the Property, as part of the Sale and Forbearance Program described in the Statement, has been approved by the Participants and the closing of the sale has been consummated.

                   Reference is made to Items 1 and 2 hereof for a description of the terms of the Lease between Registrant and the New Lessee. The respective interests of Messrs. Katzman, Loehr and Malkin, if any, in Registrant arise solely from the ownership of their respective participations in Registrant. The respective interests of Mr. and Mrs. Malkin in Original Lessee and New Lessee arise solely from the ownership of their respective partnership interests in Original Lessee and shares in New Lessee. The
         Partners (and Mrs. Malkin) receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Original Lessee and shareholders in New
         Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Original Lessee.
         See Item 11 hereof for a description of the renumeration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel. Counsel has also been paid fees for legal services rendered to the New Lessee in connection with certain of its operations during 1996 and 1997.

                   Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which the Partners are among the members. The respective interests of the Partners in any remuneration paid or given by Registrant or New Lessee to Counsel arise solely from the ownership of their respective partnership interests in Counsel.
         See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel.










                   (b)  Reference is made to Paragraph (a) above.

                   (c)  Not applicable.

                   (d)  Not applicable.























































                                       PART IV

         Item 14.  Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified
                   Public Accountants, dated April 10, 1997.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP,
                   Certified Public Accountants, dated April 10, 1997.

                   Balance Sheets at December 31, 1996 and at December 31,
                   1995 (Exhibit A).

                   Statements of Income for the fiscal years ended December
                   31, 1996, 1995 and 1994 (Exhibit B).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1996 (Exhibit C-1).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1995 (Exhibit C-2).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1994 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended
                   December 31, 1996, 1995 and 1994 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended
                   December 31, 1996, 1995 and 1994.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31,
                   1996 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.













[LETTERHEAD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANTS]









                                                  April 10, 1997



Garment Capitol Associates
New York, N.Y.




We consent to the use of our independent accountants' report dated April 10, 1997, covering our audits of the accompanying financial statements of Garment
Capitol Associates in connection with and as part of your December 31, 1996 annual report (Form 10-K) to the Securities and Exchange Commission.







                                         Jacobs Evall & Blumenfeld LLP
                                         Certified Public Accountants


































                           INDEPENDENT ACCOUNTANTS' REPORT




To the participants in Garment Capitol Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Garment Capitol Associates
(the "Company") as of December 31, 1996 and 1995, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1996, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garment Capitol Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11b to the financial statements, Associates concluded a sale of its real estate on March 27, 1997 and discontinued its operations.





                                         Jacobs Evall & Blumenfeld LLP
                                         Certified Public Accountants


New York, N. Y.
April 10, 1997

                                                                EXHIBIT A
                                  GARMENT CAPITOL ASSOCIATES

                                        BALANCE SHEETS

                                          A S S E T S
                                                                 December 31,
                                                         1996                    1995
Current Assets:
  Cash and cash equivalents (Note 10):
    Morgan Guaranty Trust Company of New York               $   65,298              $   37,547
    Distribution account held by
     Wien, Malkin & Bettex LLP...............                   49,826                  49,826

    Fidelity U.S. Treasury Income
     Portfolio...............................                      868                     826
                                                               115,992                  88,199
  Due from lessee (Note 11)..................                2,854,624                    -

          TOTAL CURRENT ASSETS...............                2,970,616                  88,199

Real Estate (Notes 2b, 3 and 11):
  Land.......................................                2,500,000               2,500,000
  Building...................................   $8,000,000              $8,000,000
     Less: Accumulated depreciation..........    8,000,000        -      8,000,000        -

Other Assets:
  Mortgage refinancing costs, less
   accumulated amortization of $81,212
   in 1996 and $53,025 in 1995 (Note 2c).....                   25,838                  54,025

          TOTAL ASSETS.......................               $5,496,454              $2,642,224

                           LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Principal payments of first
   mortgage payable within one
   year (Notes 3 and 11).....................               $5,785,947              $  133,052

  Accrued interest payable...................                   45,790                  26,906

          TOTAL CURRENT LIABILITIES..........                5,831,737                 159,958

Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Notes 3 and 11)..   $     -                 $3,045,988
    Less:  Current installments shown above..         -           -        133,052   2,912,936

          TOTAL LIABILITIES..................                5,831,737               3,072,894

Partners' capital deficit (Exhibit C)........                 (335,283)               (430,670)

          TOTAL LIABILITIES AND PARTNERS'
           CAPITAL DEFICIT...................               $5,496,454              $2,642,224

                        See accompanying notes to financial statements.

                                                                EXHIBIT B

                                  GARMENT CAPITOL ASSOCIATES

                                     STATEMENTS OF INCOME


                                                          Year ended December 31,
                                                 1996               1995            1994

Revenues:

  Rent income, from a related
   party (Notes 4 and 11)...................  $1,090,000         $1,090,000      $1,090,000
  Interest income...........................     140,266               -               -
  Dividend income...........................          43              3,027           7,994

                                               1,230,309          1,093,027       1,097,994


Expenses:

  Interest on mortgage (Note 3).............     466,323          328,802          348,479

  Supervisory services, to a
   related party (Note 5)...................      42,500           42,500           42,500

  Amortization of mortgage
   refinancing costs (Note 2c)..............      28,187           28,187           15,307

                                                 537,010          399,489          406,286


          NET INCOME, CARRIED TO PARTNERS'
           CAPITAL DEFICIT (NOTE 8).........  $  693,299       $  693,538       $  691,708



Earnings per $5,000 participation
 unit, based on 1,050 participation
 units outstanding during each year.........  $      660       $      661       $      659













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

                                                                EXHIBIT C-1
                                  GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1996



                                  Partners'                                    Partners'
                               capital deficit   Share of                   capital deficit
                               January 1, 1996  net income  Distributions  December 31, 1996



John L. Loehr Group (formerly
 Donald A. Bettex Group)......    $(143,557)    $  231,100    $  199,304       $(111,761)

Peter L. Malkin Group.........     (143,557)       231,100       199,304        (111,761)

Stanley Katzman Group
 (formerly Martin D. Newman
  Group)......................     (143,556)       231,099       199,304        (111,761)


                                  $(430,670)    $  693,299    $  597,912       $(335,283)





























                       See accompanying notes to financial statement

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

                                                                EXHIBIT D

                                    GARMENT CAPITOL ASSOCIATES

                                     STATEMENTS OF CASH FLOWS


                                                              Year ended December 31,
                                                           1996         1995         1994

Cash flows from operating activities:
  Net income......................................       $  693,299   $ 693,538    $ 691,708
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of mortgage refinancing
      costs (Note 2c).............................           28,187      28,187       15,307
     Changes in operating liabilities:
       Accrued interest payable...................           18,884     (38,465)      32,091
       Rent received in advance...................             -           -            -
       Mortgage refinancing costs paid............             -        (37,568)     (25,493)

             Net cash provided by
              operating activities................          740,370     645,692      713,613

Cash flows from investing activities:
  Advances to lessee, net (Note 11)...............       (2,854,624)       -            -

             Net cash used in investing
              activities..........................       (2,854,624)       -           -

Cash flows from financing activities:
  Cash distributions..............................         (597,912)   (612,112)   (612,112)
  Principal payments on first mortgage payable....         (123,473)   (266,704)    (32,118)
  Proceeds from issuance of long-term
   debt re: protective advances (Note 11).........        2,863,432        -           -

             Net cash provided by (used in)
              financing activities................        2,142,047    (878,816)   (644,230)

             Net increase (decrease) in cash
              and cash equivalents................           27,793    (233,124)     69,383

Cash and cash equivalents, beginning of year......           88,199     321,323     251,940

             CASH AND CASH EQUIVALENTS,
              END OF YEAR.........................       $  115,992  $   88,199   $ 321,323


Supplemental disclosures of cash flow information:

                                                           1996         1995         1994
  Cash paid for:
    Interest......................................      $  447,439   $  367,267   $ 316,388

                        See accompanying notes to financial statements.

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS


1.    Business Activity

  Garment Capitol Associates ("Associates") is a general partnership which owns commercial property situated at 498 Seventh Avenue, New York, New York (the "Property"). Through December 28, 1995 the Property was net leased to 498 Seventh Avenue Associates (the "Original Lessee"). Effective December 29, 1995 the operating lease was assigned to 4987 Corporation (the "New Lessee") (see Note 4). See Note 11b regarding subsequent events concerning Associates' sale of the Property on March 27, 1997 and its discontinuance of operations.


2.    Summary of Significant Accounting Policies

  a.  Cash and Cash Equivalents:

      Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments purchased with a maturity of three months or less.

  b.  Real Estate and Depreciation of Building:

      Real estate, consisting of land and building, is stated at cost. The building is fully depreciated. Depreciation of the building had been provided on the straight-line method based on a thirty-year life (3-1/3% per annum).

  c.  Mortgage Refinancing Costs and Amortization:

      Mortgage refinancing costs totaling $107,050 have been incurred in connection with the December 1, 1992 refinancing of the first mortgage payable (see Note 3), and are being charged to income ratably over the five year term of the first mortgage. Such costs include payments of $49,564 to the firm of Wien, Malkin & Bettex LLP, a related party. See
      Note 5.

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

  $3,376,341 but was extended until June 16, 1993, when the bank issued a commitment to extend and modify the mortgage for a five year period from December 1, 1992 through December 1, 1997. The closing, which had been delayed, occurred on March 23, 1995. The terms of the extended mortgage include provision for constant monthly payments totaling $447,316 per annum, including interest at the rate of 10 1/2% per annum from November 1, 1993 through November 30, 1994, and constant payments totaling $449,586 per annum, including interest at the rate of 10.6% per annum from December 1, 1994 through maturity. The constant payments are based on a fifteen year amortization schedule. Payments of principal and interest made subsequent to the original maturity date (December 1, 1992) were reapplied according to these new repayment terms and, at the closing, a retroactive payment of $218,081 was made to bring the payments current with the new mortgage schedule. The balance of the mortgage at December 31, 1996 was scheduled to be $2,912,936. However, protective advances by the Fee Mortgagee in 1996 (see
  Note 11a) have increased the mortgage payable balance to $5,785,947. Interest only on the increased mortgage amounts are also payable monthly at the rate of 10.6% per annum through maturity. In accordance with the Solicitation, interest required to be paid on the protective advances is payable by the New Lessee so long as the lease continues in effect; interest is being paid currently, while the principal of the protective advances is collectible from the proceeds of the sale of the Property (see Note 11b).

  Principal payments required to be made on long-term debt are as follows:

      Through December 1, 1997............................ $5,785,947
                                                           $5,785,947

  The Property is pledged as collateral for the first mortgage.


4.    Related Party Transactions - Rent Income

  Rent income for the years ended December 31, 1996, 1995 and 1994 represents twelve equal monthly installments of an annual net rent of $1,090,000 (the "Basic Rent") under a net operating lease dated May 1, 1957 (the "Operating Lease") with the Original Lessee, plus, where applicable, payments of additional rent as provided under certain conditions with respect to the lessee's defined net income from operations for lease years ending April 30th.

  For the years ended December 31, 1996, 1995 and 1994, no additional rent was earned from the Original Lessee or the New Lessee for its lease years ended April 30, 1996, 1995 and 1994.

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


5.    Related Party Transactions - Supervisory Services

  Supervisory services (including disbursements and cost of regular accounting services) for the years ended December 31, 1996, 1995 and 1994, totaling $42,500 in each year were paid to the firm of Wien, Malkin &
  Bettex LLP.  Some members of that firm are also partners in Associates.
  Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants in Associates each year.

6.    Number of Participants

  There were approximately 900 participants in the participating groups at December 31, 1996, 1995 and 1994.


7.    Determination of Distributions to Participants

  Distributions to participants represent mainly the excess of rent income received over the mortgage requirements, as anticipated, and expenses paid.


8.    Distributions and Amount of Income per $5,000 Participation Unit

  Distributions per $5,000 participation unit during the years 1996, 1995 and 1994, based on 1,050 participation units outstanding during each year, totaled $569, $583 and $583, respectively. All such distributions consisted of income only. See Note 11.

  Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)


9.    Economic Dependency on Operations of Building

  Associates' building is located in the heart of New York City's "Garment District", and its tenants are almost exclusively in the garment business. The Property, as well as other buildings in the district, has suffered significant vacancies in recent years. As a result, the Original Lessee and/or the New Lessee has experienced continuous decreases in its revenue stream, causing its net income from operations, as defined in the Operating Lease for each of the three years in the period ended December 31, 1996, to fall below the amount necessary to require payment of any additional rent for such year (Note 4). For the lease years ended April 30, 1996 and 1995 the lessees reported a net loss (unaudited) of $1,862,412 and $2,222,031, respectively. See Note 11.


10.   Concentration of Credit Risk

  Associates maintains cash balances in a bank, money market fund (Fidelity U.S. Treasury Income Portfolio), and a distribution account held by Wien, Malkin & Bettex LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1996 was completely insured. The cash in the money market fund and the distribution account held by Wien, Malkin & Bettex LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 1997.


11. Events Regarding Default by New Lessee of the Operating Lease, Breach of Associates' Obligations Under the Fee Mortgage, and Subsequent Events Concerning the Sale of the Property

  a. Default By New Lessee of Operating Lease and Breach of Associates' Obligations Under Fee Mortgage:

      Since January 1, 1996, the New Lessee has paid Basic Rent under the Operating Lease. Associates in turn has continued to pay (1) the monthly mortgage payments to Apple Bank for Savings (the "Fee Mortgagee") on Associates' fee mortgage on the Property (the "Fee Mortgage"); (2) its monthly fee for supervisory services; and (3) monthly distributions to the participants in Associates.

      However, since January 1, 1996, the New Lessee has failed to pay the New York City real estate and Business Improvement District ("BID") assessments, which were due on January 1, 1996 (collectively, the "1/1/96 Real Estate Taxes"). As a result, the New Lessee is in default of the Operating Lease as of that date.

      The New Lessee requested that Associates forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the 1/1/96 Real Estate Taxes, while management of Associates solicited the consent of its participants to a sale of the Property (the "Solicitation"). In connection with Associates' forbearance, the New Lessee agreed to

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)

11. Events Regarding Default by New Lessee of the Operating Lease, Breach of Associates' Obligations Under the Fee Mortgage, and Subsequent Events Concerning the Sale of the Property (continued)

  a. Default By New Lessee of Operating Lease and Breach of Associates' Obligations Under Fee Mortgage (continued):

      cooperate fully with Associates in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of the Basic Rent, to enable Associates to continue its monthly distributions to the participants, pay its supervisory fee and pay its monthly mortgage obligation.

      The failure to pay the 1/1/96 Real Estate Taxes also constituted a breach of Associates' obligations under the Fee Mortgage. The shareholders of the New Lessee (or designees on their behalf) have borrowed from the Fee Mortgagee a sum equal to the 1/1/96 Real Estate Taxes and interest thereon to the date of the borrowing and further sums equal to the subsequent semi-annual installments of the New York City real estate taxes and BID assessments (together with the 1/1/96 Real Estate Taxes, the "Real Estate Taxes") which have since become due. These sums were used to fund protective advances by the Fee Mortgagee to pay the Real Estate Taxes and interest thereon through the purchase of subordinate participating interests in the Fee Mortgage in such amounts. As a result, the Fee Mortgagee has agreed to forbear from exercising rights and remedies under the Fee Mortgage based on Associates' failure to pay (or cause to be paid by the New Lessee) the Real Estate Taxes.

      On July 26, 1996 management completed its Solicitation, in which it expressed its belief that the Property could not be operated on a profitable basis without significant capital improvements; it also opined that the program to sell the Property would permit Associates to liquidate its investment in an orderly fashion and avoid the necessity of raising additional capital from the participants and others to support and renovate the Property while avoiding litigation costs and the risk of loss of the Property through a Fee Mortgage foreclosure.

  b.  Subsequent Events:

      On January 29, 1997, Associates, having received authorization from its participants to sell the Property, entered into a contract of sale of the Property at a selling price of $42,000,000. Such sale was concluded on March 27, 1997, at which time the first mortgage was paid in full and Associates discontinued operations. In accordance with the Solicitation, the proceeds of sale are to be allocated between Associates and the New Lessee. On March 31, 1997, a distribution of $27,000,000 ($25,714 per $5,000 participation unit) was made to the participants out of the proceeds of sale. However, the New Lessee's share of such proceeds, which according to the Solicitation amounts to approximately $6,900,000, is being held by Wien & Malkin LLP, a related party and counsel to Associates ("Counsel"), in connection with litigation referred to in Note 12. Associates' receivable from the New Lessee was satisfied on March 29, 1997 by the payment of the protective advances from proceeds of the sale of the property in accordance with the Solicitation.

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)


12.   Litigation

  On October 4, 1996, the alleged holder of three participation interests in Associates brought suit in the U.S. District Court for the Southern
  District of New York against the New Lessee, the Original Lessee, the partners of Associates, and Counsel. Associates is a nominal defendant.
  The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation (Note 11a). The suit is styled as a class action, but the plaintiff has not applied for class certification to date.
  The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the participants, money damages and related relief. Defendants have responded to the complaint with a motion seeking dismissal of the action in its entirety. That motion is now pending. A similar suit was filed by another alleged holder of a fractional interest in Associates on March 13, 1997. Defendants currently intend to move to dismiss this complaint as well. The complaints do not seek any relief against Associates, and, accordingly, Associates' litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Associates is anticipated. No provision has been made in the accompanying financial statements for any adjustments that might result from the outcome of the litigation. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel.

                          GARMENT CAPITOL ASSOCIATES

                               OMITTED SCHEDULES




  The following schedules have been omitted as not applicable in the present instance:




  SCHEDULE I  -  Condensed financial information of registrant.

  SCHEDULE II -  Valuation and qualifying accounts.

  SCHEDULE IV -  Mortgage loans on real estate.

                                                                SCHEDULE III

                                   GARMENT CAPITOL ASSOCIATES

                            Real Estate and Accumulated Depreciation
                                        December 31, 1996

Column

  A     Description           Office building and land located at
                               498 Seventh Avenue, New York, N. Y.

  B     Encumbrances  - Apple Bank for Savings
          Balance at December 31, 1996.................................    $ 5,785,947


  C     Initial cost to company
          Land.........................................................    $ 2,500,000

          Building.....................................................    $ 8,000,000


  D     Cost capitalized subsequent to acquisition.....................        None


  E     Gross amount at which carried at
         close of period
           Land........................................................    $ 2,500,000
           Building....................................................      8,000,000

           Total.......................................................    $10,500,000(a)


  F     Accumulated depreciation.......................................    $ 8,000,000(b)


  G     Date of construction                                      1921

  H     Date acquired                                      May 1, 1957

  I     Life on which depreciation in latest
         income statements is computed                  Not applicable

    (a) There have been no changes in the carrying values of real estate for the years ended December 31, 1996, December 31, 1995 and December 31, 1994. The costs for federal income tax purposes are the same as for financial statement purposes.

    (b)  Accumulated depreciation
           Balance at January 1, 1994                           $8,000,000
             Depreciation:
               F/Y/E 12/31/94                        None
                     12/31/95                        None
                     12/31/96                        None          None

           Balance at December 31, 1996                         $8,000,000

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

         Date:  April 17, 1997


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*



         Date:  April 17, 1997


















         ______________________
         *   Mr. Katzman supervises accounting functions for Registrant.

                                    Exhibit Index

         Number                       Document                     Page*

         2 (a)         Proxy Statement issued by Agents in
                       connection with the solicitation of
                       consents of the Participants, which
                       was filed by Registrant on July 25,
                       1996 on Schedule 14-A and is
                       incorporated herein by reference.

         2 (c)         Contract of Sale, among Registrant
                       and New Lessee, as Seller, and
                       George Comfort & Sons, Inc., as
                       Agent, and Tirrem Management
                       Company, Inc., as Purchasers, but
                       excluding exhibits, which are
                       available for inspection at the
                       offices of Counsel.

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

         3 (b)         Amended Business Certificate of
                       Registrant effective as of January
                       1, 1996, reflecting a change in the
                       partners of Registrant, which was
                       filed as Exhibit 3(b) to
                       Registrant's Annual Report on Form
                       10-K for the year ended December 31,
                       1995 and is incorporated by
                       reference as an exhibit hereto.

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

         10 (b)        Assignment by Wien to Registrant of
                       his rights under the contract
                       assignment, dated January 11, 1957,
                       insofar as they pertain to 498
                       Seventh Avenue and agreement of
                       assignment, dated January 11, 1957,
                       which was filed as Exhibit No. 3 to
                       the Registration Statement effective
                       February 13, 1957 and assigned File
                       No. 2-13034, is hereby incorporated
                       by reference as an exhibit hereto.

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

         13            Letter to Participants dated August
                       8, 1996 and accompanying financial
                       reports for the lease years ended
                       April 30, 1996 and April 30, 1995.
                       The foregoing material shall not be
                       deemed to be "filed" with the
                       Commission or otherwise subject to
                       the liabilities of Section 18 of the
                       Securities Exchange Act of 1934.




         ______________________
         *   Page references are based on a sequential numbering system.

         Number                       Document                     Page*

         24            Power of Attorney dated April 10,
                       1996, between Stanley Katzman, Peter
                       L. Malkin, and John L. Loehr as
                       Partners of Registrant and Stanley
                       Katzman and Richard A. Shapiro,
                       attached as Exhibit 24 to
                       Registrant's Annual Report on Form
                       10-K for the year ended December 31,
                       1995 and is incorporated by
                       reference as an exhibit hereto.

         27            Financial Data Schedule of Registrant
                       for fiscal year ended December 31,
                       1995.





























         ______________________
         *   Page references are based on a sequential numbering system.