Form 10-Q
period 1997-03-31
GARMENT CAPITOL ASSOCIATES
filed 1997-05-30
CIK 40023

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
				  OF
		  THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended March 31, 1997

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

					  For the Three Months Ended
						  March 31,
					      1997          1996
Income:

Basic rent, from a related
  party (Note B)                       $   260,780     $  272,500
Dividend Income                                 11             11
Interest Income                             87,951            -0-
				       -----------      ---------
    Total operating income                 348,742        272,511
				       -----------      ---------
Expenses:

Interest on mortgage                       146,183         80,156
Supervisory services, to a
  related party (Note C)                    10,625         10,625
Amortization of mortgage
  refinancing costs                         25,838          7,042
				       -----------       --------
    Total expenses                         182,646         97,823
				       -----------     ----------

Income from operations                     166,096     $  174,688
						       ==========
Gain on sale of property on
  March 27, 1997                        28,361,528
				       -----------

Net income for period                  $28,527,624
				       ===========
Earnings per $5,000 participation
  unit, based on 1,050 participation
  units outstanding during the year    $ 27,169.17     $   166.37
				       ===========     ==========
Distributions per $5,000
  participation consisted of
  the following:

  Income                               $ 25,856.65     $   142.36
				       ===========     ==========

    At March 31, 1996, there were $5,250,000 of participations outstanding.
As of March 31, 1997, the investment of the Participants had been repaid in full but the Participants continue to hold interests in Registrant based on their original participating interest.

                                                                          3.
			      Garment Capitol Associates
				Condensed Balance Sheet
				     (Unaudited)

					     March 31, 1997   December 31, 1996
Assets
Current assets:
  Cash                                         $ 1,039,773         $   115,992
						 ---------         -----------
  Total current assets                           1,039,773             115,992

Real estate
  Land                                                 -0-           2,500,000
  Building                                             -0-           8,000,000
      Less, allowance for depreciation                 -0-           8,000,000
					       -----------         -----------
						       -0-           2,500,000
Intangible assets
Mortgage refinancing costs                             -0-             107,050
      Less, allowance for amortization                 -0-              81,212
					       -----------         -----------
						       -0-              25,838
Due from lessee                                      3,090           2,854,624
					       -----------         -----------
Total assets                                   $ 1,042,863         $ 5,496,454
					       ===========         ===========
Liabilities and Capital
Current liabilities
  Accrued interest payable                     $       -0-         $    45,790
  Principal payments of first mortgage
    payable within one year                            -0-           5,785,947
						----------          ----------
      Total current liabilities                        -0-           5,831,737
  Capital
  Capital deficit, January 1,                     (335,283)           (430,670)
    Add, Net income:
    January 1, 1997 through March 31, 1997      28,527,624                 -0-
    January 1, 1996 through December 31, 1996          -0-             693,299
					       -----------         -----------
						28,192,341             262,629
					       -----------         -----------
Less, Distributions:
  Monthly distributions,
    January 1, 1997 through March 31, 1997         149,478                -0-
    January 1, 1996 through December 31, 1996          -0-             597,912
    Distribution of sale proceeds on March 31,
    1997                                        27,000,000                 -0-
					       -----------         -----------
  Total distributions                           27,149,478             597,912
					       -----------         -----------
Capital (deficit)
    March 31, 1997                               1,042,863                 -0-
    December 31, 1996                                  -0-            (335,283)
					       -----------         -----------
  Total liabilities and capital:
	March 31, 1997                         $ 1,042,863                 -0-
	December 31, 1996                              -0-         $ 5,496,454
					       ===========         ===========

                                                                      4.
			Garment Capitol Associates
		     Condensed Statement of Cash Flows
			       (Unaudited)



					    January 1, 1997     January 1, 1996
						through             through
					     March 31, 1997      March 31, 1996


 Cash flows from operating activities:

   Net income                                   $28,527,624        $   174,688
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                           25,838              7,042
   Gain on sale of property                     (28,361,528)
   Changes in operating liabilities:
   Change in accrued interest payable               (45,790)              (282)
						-----------        -----------
   Net cash provided by operating
     activities                                     146,144            181,448
						-----------        -----------

 Cash flows from investing activities:
   Advances to lessee                               (11,899)               -0-
   Payments from lessee                           2,863,433                -0-
   Proceeds from sale of property                30,861,528                -0-
						-----------        -----------
   Net cash provided by investing activities     33,713,062                -0-
						-----------        -----------

 Cash flows from financing activities:
   Cash distributions                           (27,149,478)          (149,478)
   Principal payments on first mortgage          (5,785,947)           (31,959)
						-----------        -----------
   Net cash used in financing activities        (32,935,425)          (181,437)
						-----------        -----------
   Net increase in cash                             923,781                 11

   Cash, beginning of period                        115,992             88,199
						-----------        -----------
   Cash, end of period                          $ 1,039,773        $    88,210
						===========        ===========


					     January 1, 1997    January 1, 1996
						  through            through
					      March 31, 1997     March 31, 1996

       Cash paid for:
	  Interest                              $   191,973        $    80,438
						===========        ===========

	 Garment Capitol Associates                                 Page 5.

	 March 31, 1997

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

		   Registrant did not operate the Property. Registrant leased the Property to 498 Seventh Avenue Associates (the "Original Lessee") under a net operating lease (the "Operating Lease") which commenced as of May 1, 1957 and was scheduled to expire on April 30, 2007.

		   In 1994 and 1995 the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to 4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Operating Lease. The shares in the New Lessee are owned by the partners in the Original Lessee.

	 Garment Capitol Associates                                 Page 6.

	 March 31, 1997

		   From January 1, 1996 through the sale of the Property (see below), the New Lessee paid Basic Rent under the Operating Lease. Registrant in turn continued to pay (1) the monthly mortgage payments to Apple Bank for Savings (the "Fee Mortgagee") on Registrant's fee mortgage on the Property (the "Fee Mortgage");
	 (2) its monthly fee for supervisory services; and (3) monthly distributions to the participants in Registrant.

		   However, since January 1, 1996, the New Lessee failed to pay the New York City real estate and Business Improvement District ("BID") assessments, which were due on January 1, 1996 (collectively, the "1/1/96 Real Estate Taxes"). As a result, the New Lessee was in default under the Operating Lease as of that date.

		   The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the 1/1/96 Real Estate Taxes, while management of Registrant solicited the consent of its participants to a sale of the property (the "Solicitation"). In connection with Registrant forbearance, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of the Basic Rent, to enable Registrant to continue its monthly distributions to the participants, pay its supervisory fee and pays its monthly mortgage obligation.

		   The failure to pay the 1/1/96 Real Estate Taxes also constituted a breach of Registrant's obligations under the Fee Mortgage. The shareholders of the New Lessee (or designees on their behalf) borrowed from the Fee Mortgagee a sum equal to the 1/1/96 Real Estate Taxes and interest thereon to the date of the borrowing and further sums equal to the subsequent semi-annual installments of the New York City real estate taxes and BID assessments (together with the 1/1/96 Real Estate Taxes, the "Real Estate Taxes") which became due. These sums were used to fund protective advances by the Fee Mortgagee to pay the Real Estate Taxes and interest thereon through the purchase of subordinate participating interests in the Fee Mortgage in such amounts. As the result, the Fee Mortgagee agreed to forbear from exercising rights and remedies under the Fee Mortgage based on Registrant's failure to pay (or cause to be paid by the New Lessee) the Real Estate Taxes.

		   On July 26, 1996 management completed its Solicitation, in which it expressed its belief that the Property could not be operated on a profitable basis without significant capital improvements; it also opined that the program to sell the Property would permit Registrant to liquidate its investment in an orderly fashion and avoid the necessity of raising additional capital from the participants and others to support and renovate the Property while avoiding litigation costs and the risk of loss of the Property through a Fee Mortgage foreclosure.

	 Garment Capitol Associates                                 Page 7.

	 March 31, 1997
		On January 29, 1997, Registrant, having received authorization from its participants to sell the Property, entered into a contract of sale of the Property at a selling price of $42,000,000. Such sale was concluded on March 27, 1997, at which time the first mortgage was paid in full and Registrant discontinued operations. In accordance with the Solicitation, the proceeds of sale were allocated between Registrant and the New Lessee. On March 31, 1997, a distribution of $27,000,000 ($25,714 per $5,000 participation unit) was made to the participants out of the proceeds of sale. However, the New Lessee's share of such proceeds, which according to the Solicitation amounts to approximately $6,900,000, is being held by Wien & Malkin LLP, a related party and counsel to Registrant ("Counsel"), in connection with litigation referred to in Part II. Registrant's receivable from the New Lessee was satisfied on March 29, 1997 by the payment of the protective advances from proceeds of the sale of the property in accordance with the Solicitation.

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

		   The Original Lessee was a partnership in which Peter L. Malkin and, subsequently, Mrs. Malkin were among the partners.
	 The stockholders in the New Lessee are the individuals who constituted the partners in the Original Lessee as of December 31, 1995. The Partners in Registrant are also members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and to Original Lessee (the "Counsel").

		   Under the Operating Lease, New Lessee paid (i) annual basic rent of $1,090,000 (the "Basic Rent") to Registrant and (ii) additional rent equal to 50% of New Lessee's net operating profit in excess of $200,000 for each lease year (the "Additional Rent").

		   Additional Rent income was recognized when earned from the New Lessee, at the close of the lease years ending April 30. Such income, if any, was not determinable until the New Lessee, pursuant to the Operating Lease, rendered to Registrant a certified report on the operation of the Property. The Operating Lease did not provide for the New Lessee to render interim reports to Registrant, so no Additional Rent income was reflected for the period between the end of the lease year and the end of Registrant's fiscal year.

		   New Lessee reported net loss of $1,862,412 for the lease year ended April 30, 1996; therefore, there was no additional rent paid for such lease year. Consequently, no additional payments for supervisory services were paid to Counsel for the lease year ended April 30, 1996.

	 Garment Capitol Associates                                 Page 8.

	 March 31, 1997


	 Note C - Supervisory Services

		   Registrant paid Counsel for supervisory services and disbursements (i) the basic payment of $42,500 per annum ("Basic Payment"); (ii) an additional annual basic payment of the first $37,500 of Additional Rent paid by Lessee in any lease year ("Additional Basic Payment"); and (iii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year (the "Additional Payment"). The Additional Basic Payment was payable in each year only from Additional Rent received by Registrant from New Lessee. If Additional Rent in any year was inadequate to cover the Additional Basic Payment, such deficiency was payable in the following year in which Additional Rent was sufficient.

		   No remuneration was paid during the three month period ended March 31, 1997 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $42,500 during the fiscal year ended December 31, 1996. Registrant also paid Counsel $10,625 of the Basic Payment for supervisory services for the three month period ended March 31, 1997.

		   The supervisory services provided to Registrant by Counsel included legal, administrative services and financial services. The legal and administrative services included acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepared quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		   The respective interests of Messrs. Katzman, Loehr and Malkin, if any, in Registrant arose solely from the ownership of their respective participations in Registrant and Mr. Malkin's interests in the New Lessee. The Partners received no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee.
	 However, each of the Partners, by reason of his respective interest in Counsel, was entitled to receive his pro rata share of payments in respect of supervisory services and in respect of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and the New Lessee.

	 Garment Capitol Associates                                 Page 9.

	 March 31, 1997


		   As of March 31, 1997, the Partners owned of record and beneficially an aggregate $50,000 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

		   In addition, at March 31, 1997, certain of the Partners in Registrant (or their respective spouses) held additional Participations in Registrant as follows:

		   Peter L. Malkin owned of record as trustee, but not beneficially, $5,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially, $21,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

		   Agency Holdings Associates, an affiliate of Counsel, owned a $5,000 Participation.

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

		   Registrant was organized solely for the purpose of acquiring the Property subject to the Operating Lease. Registrant was required to pay from Basic Rent the annual charges due under the Mortgage Loan and the Basic Payment for supervisory services, and to distribute the balance to the Participants. Additional Rent was distributed to the Participants after the Additional Basic Payment and the Additional Payment was made to Counsel. See Note C. Pursuant to the Operating Lease, the New Lessee assumed sole responsibility for the condition, operation, repair, mainte-nance and management of the Property. Registrant was not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		   Registrant did not pay dividends. During the three month period ended March 31, 1997, Registrant made regular monthly distributions of $48.58 for each $5,000 participation ($582.96 per annum for each $5,000 participation). As a result of no additional rent being paid to Registrant for the lease year ended April 30, 1996, there was no additional distribution for 1996. There were no restrictions on Registrant's ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depended solely on the ability of New Lessee to make monthly payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Operating Lease.

	 Garment Capitol Associates                                Page 10.

	 March 31, 1997

		   Registrant's results of operations were affected primarily by the amount of rent payable to it under the Operating Lease. The following summarizes, with respect to the current period and the corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

		Total income from operations increased for the three-month period ended March 31, 1997, as compared with the three-month period ended March 31, 1996. Such increase resulted primarily from interest income earned for the quarter ended March 31, 1997. Total expenses increased for the three month period ended March 31, 1997, as compared with the three month period ended March 31, 1996. Such increase resulted from an increase in interest expense on the Fee Mortgage and the amortization of the remaining mortgage refinancing costs due to the payment of the Fee Mortgage from the proceeds of the sale of the property.

			   Liquidity and Capital Resources

		   Not applicable.

				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1996, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

			     PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings

		   The Property of Registrant is the subject of the following pending litigation:

		   On October 4, 1996, the alleged holder of three participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Counsel. Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants have responded to the complaint with a motion seeking dismissal of the action in its entirety. That

	 Garment Capitol Associates                                Page 11.

	 March 31, 1997

	 motion is now pending. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel.

		   On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Counsel. Registrant is a nominal defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants have moved to dismiss this complaint in its entirety. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.

	 Garment Capital Associates                                Page 12.

	 March 31, 1997


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



	 GARMENT CAPITOL ASSOCIATES
	 (Registrant)



	 By: /s/Stanley Katzman
	     Stanley Katzman, Attorney-in-fact*


	 Date:  May 29, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	 By: /s/Stanley Katzman
	     Stanley Katzman, Attorney-in-fact*


	 Date:  May 29, 1997








	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.

	 Garment Capital Associates                                Page 13.

	 March 31, 1997




				    EXHIBIT INDEX


		   Registrant is not filing any exhibit as part of this quarterly report on Form 10-Q.