Form 10-Q
period 1997-06-30
GARMENT CAPITOL ASSOCIATES
filed 1997-08-29
CIK 40023

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	 OF
		  THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended June 30, 1997

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


				    For the Three Months    For the Six Months
				       Ended June 30,         Ended June 30,
				      1997       1996         1997      1996

  Income:

     Rent income, from a related
       party (Note B)             $    -0-    $272,500     $260,780   $545,000
     Dividend income                10,972          10       10,983         21
     Interest income                   -0-      26,819       87,951     26,819
				  --------    --------     --------   --------
       Total income                 10,972     299,329      359,714    571,840
				  --------    --------     --------   --------
  Expenses:

     Interest on mortgage              -0-      85,064       72,101    165,220
     Interest on loan                  -0-      26,819       74,082     26,819
     Supervisory services, to a
       related party (Note C)          -0-      10,625       10,625     21,250
     Amortization of mortgage
       refinancing costs               -0-       7,042       25,838     14,084
				  --------    --------     --------   --------
       Total expenses                  -0-     129,550      182,646    227,373
				  --------    --------     --------   --------
  Income from operations          $ 10,972    $169,779     $177,068   $344,467

  Gain on sale of property
     on March 27, 1997                 -0-         -0-   28,361,528        -0-
				  --------    --------  -----------   --------
  Net income for period           $ 10,972    $169,779  $28,538,596   $344,467
				  ========    ========  ===========   ========

  Earnings per $5,000 partici-
     pation unit, based on 1,050
     participation units outstand-
     ing during the year          $  10.45    $ 161.69   $27,179.62   $ 328.06
				  ========    ========   ==========   ========

  Distributions per $5,000 parti-
     cipation unit consisted of the
     following:

     Income                       $ -0-       $ 142.36   $25,904.10   $ 284.72
				  ========    ========   ==========   ========

  At June 30, 1996 there were $5,250,000 of participations outstanding. As of June 30, 1997, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests.

									     3.
			    Garment Capitol Associates
			      Condensed Balance Sheet
				    (Unaudited)


 Assets                                       June 30, 1997   December 31, 1996
 Current assets
   Cash                                         $1,000,919           $  115,992

						----------           ----------
   Total current assets                          1,000,919              115,992
						----------           ----------
 Real Estate
   Land                                                -0-            2,500,000
						----------           ----------
   Building                                            -0-            8,000,000
     Less, allowance for depreciation                  -0-            8,000,000
						----------           ----------
						       -0-                  -0-
						----------           ----------
 Intangible assets
   Mortgage refinancing costs                          -0-              107,050
     Less, allowance for amortization                  -0-               81,212
						----------           ----------
						       -0-               25,838
   Due from lessee                                   3,090            2,854,624
						----------           ----------
   Total assets                                 $1,004,009           $5,496,454
						==========           ==========
 Liabilities and Capital
 Current liabilities
   Accrued interest payable                     $      -0-           $   45,790
   Principal payments of first mortgage
     payable within one year                           -0-            5,785,947
						----------           ----------
       Total current liabilities                       -0-            5,831,737
						----------           ----------
 Capital
   Capital deficit, January 1,                    (335,283)            (430,670)
   Add, Net income:
     January 1, 1997 through June 30, 1997      28,538,596                  -0-
     January 1, 1996 through December 31, 1996         -0-              693,299
					       ------------          -----------
						 28,203,313             262,629
   Less, Distributions:
     Monthly distributions,
     January 1, 1997 through June 30, 1997         199,304                  -0-
     January 1, 1996 through December 31, 1996         -0-              597,912
     Distributions of sales proceeds on March 31,
       1997                                     27,000,000                  -0-
						----------           ----------
   Total Distributions                          27,199,304              597,912

 Capital:
   June 30, 1997                                 1,004,009                  -0-
   December 31, 1996                                   -0-             (335,283)
						----------           ----------
     Total liabilities and capital:
       June 30, 1997                            $1,004,009                  -0-
       December 31, 1996                               -0-           $5,496,454
						==========           ==========


									    4.
			   Garment Capitol Associates
		       Condensed Statement of Cash Flows
				    (Unaudited)



					      January 1, 1997  January 1, 1996
						  through          through
					       June 30, 1997    June 30, 1996


    Cash flows from operating activities:
      Net income                               $28,538,596        $ 344,467
    Adjustments to reconcile net income
      to cash provided by operating activities:
    Amortization of mortgage refinancing costs      25,838           14,084
    Gain on sale of property                   (28,361,528)             -0-
    Changes in operating liabilities:
    Change in accrued interest payable             (45,790)           7,429
    Change in prepaid interest                         -0-            9,066
						 ---------        ---------
      Net cash provided by
	  operating activities                     157,116          375,046
						 ---------       ----------
    Cash flows from investing activities:
      Advances to lessee                           (11,899)             -0-
      Payments from lessee                       2,863,433              -0-
      Proceeds from sale of property            30,861,528              -0-
					       -----------       ----------
      Net cash provided by investing activities 33,713,062              -0-
					       -----------       ----------
    Cash flows from financing activities:
      Cash distributions                       (27,199,304)        (298,956)
      Principal payments on first mortgage      (5,785,947)         953,959
    Change in due from lessee                          -0-       (1,011,896)
						 ---------        ---------
      Net cash used in financing activities    (32,985,251)        (356,893)
						----------        ---------
      Net increase in cash                         884,927           18,153

    Cash, beginning of period                      115,992           88,199
						 ---------        ---------
    Cash, end of period                         $1,000,919        $ 106,352
						 =========        =========

					    January 1, 1997  January 1, 1996
						through          through
					     June 30, 1997    June 30, 1996

    Cash paid for:
      Interest                                   $ 191,973        $ 184,610
						 =========        =========

	 Garment Capitol Associates                                      5.

	 June 30, 1997






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

	       In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on

	 Garment Capitol Associates                                      6.

	 June 30, 1997




	 December 29, 1995, in accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to
	 4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Operating Lease. The shares in the New Lessee are owned by the partners in the Original Lessee.

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

	      The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the 1/1/96 Real Estate Taxes, while management of Registrant solicited the consent of its participants to a sale of the property (the "Solicitation"). In connection with Registrant forbearance, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of the Basic Rent, to enable Registrant to continue its monthly distributions to the Participants and to pay its supervisory fee and its monthly mortgage obligation.

	      The failure to pay the 1/1/96 Real Estate Taxes also constituted a breach of Registrant's obligations under the Fee Mortgage. The Shareholders of the New Lessee (or designees on their behalf) borrowed from the Fee Mortgagee a sum equal to the 1/1/96 Real Estate Taxes and interest thereon to the date of the borrowing and further sums equal to the subsequent semi-annual installments of the New York City real estate taxes and BID assessments (together with the 1/1/96 Real Estate Taxes, the "Real Estate Taxes") which became due. These sums were used to fund protective advances by the Fee Mortgagee to pay the Real Estate Taxes and interest thereon through the purchase of subordinate participating interests in the Fee Mortgage in such amounts. As a result, the Fee Mortgagee agreed to forbear from exercising

	 Garment Capitol Associates                                      7.

	 June 30, 1997




	 rights and remedies under the Fee Mortgage based on Registrant's failure to pay (or cause to be paid by the New Lessee) the Real Estate Taxes.

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

	      On January 29, 1997, Registrant, having received authorization from its participants to sell the Property, entered into a contract of sale of the Property at a selling price of $42,000,000. Such sale was concluded on March 27, 1997, at which time the Fee Mortgage was paid in full and Registrant discontinued operations. In accordance with the Solicitation, the proceeds of sale were allocated between Registrant and the New Lessee. On March 31, 1997, a distribution of $27,000,000 ($25,714 per $5,000
	 participation unit) was made to the participants out of the proceeds of sale. However, the New Lessee's share of such proceeds, which according to the Solicitation amounts to approximately $6,900,000, is being held by Wien & Malkin LLP, 60 East 42nd Street, New York, New York 10165, a related party and counsel to Registrant and Original Lessee ("Counsel"), in connection with litigation referred to in Part II. Registrant's receivable from the New Lessee was satisfied on March 29, 1997 by the payment of the protective advances from proceeds of the sale of the Property in accordance with the Solicitation. On July 23, 1997, an additional distribution of $800,000 ($761.90 per $5,000 participation unit) was made to the Participants out of the proceeds of sale.

	      The balance of sale proceeds allocated to Registrant, approximately $175,000 (subject to adjustment), continues to be held by Counsel in a money market fund as a reserve against contingencies and to cover winding up, liquidation and final accounting costs. If the full amount of this balance were distributed to Participants, each holder of an original $10,000 unit (as reduced to $5,000) would receive $166.67. It cannot be determined now what costs will be incurred and what contingencies may arise. The final distribution will likely occur before December 31, 1997.

	      The Original Lessee is a partnership in which Peter L. Malkin and, subsequently, Mrs. Malkin are among the partners. The stockholders in the New Lessee are the individuals who constituted the partners in the Original Lessee as of December 31, 1995. The Partners in Registrant are also members of Counsel.

	 Garment Capitol Associates                                      8.

	 June 30, 1997




	      Under the Operating Lease, New Lessee paid (i) annual basic rent of $1,090,000 (the "Basic Rent") to Registrant and (ii) additional rent equal to 50% of New Lessee's net operating profit in excess of $200,000 for each lease year (the "Additional Rent").

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

	      New Lessee reported net loss of $1,862,412 for the lease year ended April 30, 1996; therefore, there was no additional rent paid for such lease year. Consequently, no additional payments for supervisory services were paid to Counsel for the lease year ended April 30, 1996. The reportable information for the final lease year ended March 25, 1997 is pending review and has not yet been determined.


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

	      No remuneration was paid during the three month period ended June 30, 1997 by Registrant to any of the Partners as such.
	 Pursuant to the fee arrangements described herein, Registrant paid Counsel $42,500 during the fiscal year ended December 31, 1996.

	 Garment Capitol Associates                                      9.

	 June 30, 1997




	 Registrant also paid Counsel $10,625 of the Basic Payment for supervisory services for the three month period ended March 31, 1997.

	      The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services.
	 The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepared quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

	      The respective interests of Messrs. Katzman, Loehr and Malkin, if any, in Registrant arose solely from the ownership of their respective participations in Registrant and Mr. Malkin's interests in the New Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of payments in respect of supervisory services and in respect of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and the New Lessee.

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

	      Registrant was organized solely for the purpose of acquiring the Property subject to the Operating Lease. Registrant was required to pay from Basic Rent the annual charges due under the Fee Mortgage and the Basic Payment for supervisory services, and to distribute the balance to the Participants. Additional Rent was distributed to the Participants after the Additional Basic Payment and the Additional Payment was made to Counsel. See Note C of Item 1 ("Note C"). Pursuant to the Operating Lease, the New Lessee assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant was not required to maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

	 Garment Capitol Associates                                     10.

	 June 30, 1997




	      Registrant did not pay dividends. During the three month period ended March 31, 1997, Registrant made regular monthly distributions of $48.58 for each $5,000 participation ($582.96 per annum for each $5,000 participation). As a result of no Additional Rent being paid to Registrant for the lease year ended April 30, 1996, there was no additional distribution for 1996. There were no restrictions on Registrant's ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depended solely on the ability of New Lessee to make monthly payments of Basic Rent and Additional Rent to Registrant in accordance with the terms of the Operating Lease.

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

			     PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings

	      The Property of Registrant is the subject of the following pending litigation:

	      On October 4, 1996, the alleged holder of three participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Counsel.
	 Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants have responded to the complaint with a motion seeking dismissal of the action in its entirety. That motion is now pending. The complaint does not seek any relief

	 Garment Capitol Associates                                     11.

	 June 30, 1997




	 against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel.

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

	 June 30, 1997





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


	 Dated:  August 29, 1997


	      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-fact*


	 Dated:  August 29, 1997





	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.

	 Garment Capitol Associates                                     13.

	 June 30, 1997






				    EXHIBIT INDEX


	 Number                     Document                       Page*



	 25 Power of Attorney dated April 10, 1996 between Stanley Katzman, Peter L. Malkin Stanley Katzman and John L. Loehr as Partners of Registrant and Stanley Katzman and Richard A. Shapiro attached as Exhibit 24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.




























	 ______________________
	 *   Page references are based on a sequential numbering system.