Form 10-Q
period 1997-09-30
GARMENT CAPITOL ASSOCIATES
filed 1997-11-26
CIK 40023

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	 OF
		  THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended September 30, 1997

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


				    For the Three Months    For the Nine Months
				     Ended September 30,    Ended September 30,
				      1997       1996         1997      1996

  Income:

     Rent income, from a related
       party (Note B)             $    -0-    $272,500     $260,780   $817,500
     Dividend income                 4,912          11       15,895         32
     Interest income                   -0-      56,723       87,951     83,542
				  --------    --------     --------   --------
       Total income                  4,912     329,234      364,626    901,074
				  --------    --------     --------   --------
  Expenses:

     Interest on mortgage              -0-     138,084       72,101    330,122
     Interest on loan                  -0-         -0-       74,082        -0-
     Supervisory services, to a
       related party (Note C)          -0-      10,625       10,625     31,875
     Amortization of mortgage
       refinancing costs               -0-       7,042       25,838     21,126
				  --------    --------     --------   --------
       Total expenses                  -0-     155,751      182,646    383,123
				  --------    --------     --------   --------
  Income from operations          $  4,912    $173,483     $181,980   $517,951

  Gain on sale of property
    on March 27, 1997                  -0-         -0-   28,361,528        -0-
				  --------    --------  -----------   --------
  Net income for period           $  4,912    $173,483  $28,543,508   $517,951
				  ========    ========  ===========   ========
  Earnings per $5,000 partici-
     pation unit, based on 1,050
     participation units outstand-
     ing during the year          $   4.68    $ 165.22   $27,184.29   $ 493.29
				  ========    ========   ==========   ========
  Distributions per $5,000 parti-
     cipation unit consisted of the
     following:

     Income                       $    -0-    $ 142.36   $26,666.00   $ 427.08
				  ========    ========   ==========   ========

  At September 30, 1996 there were $5,250,000 of participations outstanding. As of September 30, 1997, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Regis-trant based on the original participanting interests.

									     3.
			    Garment Capitol Associates
			      Condensed Balance Sheet
				    (Unaudited)

 Assets                                 September 30, 1997   December 31, 1996
 Current assets
   Cash                                        $  205,831          $  115,992
					       ----------          ----------
   Total current assets                           205,831             115,992
					       ----------          ----------
 Real Estate
   Land                                               -0-           2,500,000
					       ----------          ----------
   Building                                           -0-           8,000,000
     Less, allowance for depreciation                 -0-           8,000,000
					       ----------          ----------
						      -0-                 -0-
					       ----------          ----------
 Intangible assets
   Mortgage refinancing costs                         -0-             107,050
     Less, allowance for amortization                 -0-              81,212
					       ----------           ----------
						      -0-              25,838
 Due from lessee                                   3,090            2,854,624
					       ----------          ----------
   Total assets                                $  208,921          $5,496,454
					       ==========          ==========
 Liabilities and Capital
 Current liabilities
   Accrued interest payable                    $      -0-          $   45,790
   Principal payments of first mortgage
     payable within one year                          -0-           5,785,947
					       ----------          ----------
       Total current liabilities                      -0-           5,831,737
					       ----------          ----------
 Capital
   Capital deficit, January 1,                   (335,283)           (430,670)
   Add, Net income:
     January 1, 1997 through Sept. 30, 1997    28,543,508                 -0-
     January 1, 1996 through Dec. 31, 1996            -0-             693,299
					       ----------          ----------
					       28,208,225             262,629
   Less, Distributions:
     Monthly distributions,
     January 1, 1997 through Sept. 30, 1997       199,304                 -0-
     January 1, 1996 through Dec. 31, 1996            -0-             597,912
     Distributions of sales proceeds on March
       31, 1997 and July 23, 1997              27,800,000                 -0-
					       ----------           ---------
   Total Distributions                         27,999,304             597,912

 Capital:
   September 30, 1997                             208,921                 -0-
   December 31, 1996                                  -0-            (335,283)
					       ----------          ----------
     Total liabilities and capital:
       September 30, 1997                      $  208,921
					       ==========
       December 31, 1996                                           $5,496,454
								   ==========

									    4.
			   Garment Capitol Associates
		       Condensed Statement of Cash Flows
				    (Unaudited)



					   January 1, 1997    January 1, 1996
					       through            through
					 September 30, 1997  September 30, 1996


    Cash flows from operating activities:
      Net income                              $ 28,543,508        $ 517,951
    Adjustments to reconcile net income
      to cash provided by operating activities:
    Amortization of mortgage refinancing costs      25,838           21,126
    Gain on sale of property                   (28,361,528)             -0-
    Changes in operating liabilities:
    Change in accrued interest payable             (45,790)          17,706
    Change in prepaid interest                         -0-            8,923
						----------        ---------
      Net cash provided by
	  operating activities                     162,028          565,706
						----------        ---------
    Cash flows from investing activities:
      Advances to lessee                           (11,899)             -0-
      Payments from lessee                       2,863,433              -0-
      Proceeds from sale of property            30,861,528              -0-
						----------        ---------
      Net cash provided by investing activities 33,713,062              -0-
						----------        ---------
    Cash flows from financing activities:
      Cash distributions                       (27,999,304)        (448,434)
      Principal payments on first mortgage      (5,785,947)             -0-
      Change in due from lessee                        -0-       (2,093,679)
      Change in first mortgage                         -0-        2,004,189
						----------        ---------
      Net cash used in financing activities    (33,785,251)        (537,924)
						----------        ---------
      Net increase in cash                          89,839           27,782

    Cash, beginning of period                      115,992           88,199
						----------        ---------
    Cash, end of period                         $  205,831        $ 115,981
						==========        =========

    Cash paid for:
      Interest                                  $  191,973        $ 312,416
						==========        =========

	 Garment Capitol Associates
	 September 30, 1997                                              5.





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

		   In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to
	 4987 Corporation (the "New Lessee"), thereby effectively

	 Garment Capitol Associates
	 September 30, 1997                                              6.





	 terminating the liability of the Original Lessee and its partners under the Operating Lease. The shares in the New Lessee are owned by the partners in the Original Lessee.

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

		   However, after January 1, 1996, the New Lessee failed to pay the New York City real estate and Business Improvement District ("BID") assessments, which were due on January 1, 1996 (collectively, the "1/1/96 Real Estate Taxes"). As a result, the New Lessee was in default under the Operating Lease as of that date.

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

		   The failure to pay the 1/1/96 Real Estate Taxes also constituted a breach of Registrant's obligations under the Fee Mortgage. The Shareholders of the New Lessee (or designees on their behalf) borrowed from the Fee Mortgagee a sum equal to the 1/1/96 Real Estate Taxes and interest thereon to the date of the borrowing and further sums equal to the subsequent semi-annual installments of the New York City real estate taxes and BID assessments (together with the 1/1/96 Real Estate Taxes, the "Real Estate Taxes") which became due. These sums were used to fund protective advances by the Fee Mortgagee to pay the Real Estate Taxes and interest thereon through the purchase of subordinate participating interests in the Fee Mortgage in such amounts. As a result, the Fee Mortgagee agreed to forbear from exercising rights and remedies under the Fee Mortgage based on Registrant's failure to pay (or cause to be paid by the New Lessee) the Real Estate Taxes.

		   On July 26, 1996 management completed its Solicitation, in which it expressed its belief that the Property could not be

	 Garment Capitol Associates
	 September 30, 1997                                              7.





	 operated on a profitable basis without significant capital improvements; it also opined that the program to sell the Property would permit Registrant to liquidate its investment in an orderly fashion and avoid the necessity of raising additional capital from the participants and others to support and renovate the Property while avoiding litigation costs and the risk of loss of the Property through a Fee Mortgage foreclosure.

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

		   The balance of sale proceeds allocated to Registrant, approximately $200,000, will be held by Counsel in a money market fund as a reserve against legal fees and expenses in connection with pending litigation as described in Part II.

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

		   Additional Rent income was recognized when earned from the New Lessee, at the close of the lease years ending April 30.
	 Such income, if any, was not determinable until the New Lessee, pursuant to the Operating Lease, rendered to Registrant a certified report on the operation of the Property. The Operating

	 Garment Capitol Associates
	 September 30, 1997                                              8.





	 Lease did not provide for the New Lessee to render interim reports to Registrant, so no Additional Rent income was reflected for the period between the end of the lease year and the end of Registrant's fiscal year.

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

		   No remuneration was paid during the three month period ended September 30, 1997 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $42,500 during the fiscal year ended December 31, 1996. Registrant also paid Counsel $10,625 of the Basic Payment for supervisory services for the three month period ended March 31, 1997.

		   The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepared quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

	 Garment Capitol Associates
	 September 30, 1997                                              9.






		   The respective interests of Messrs. Katzman, Loehr and Malkin, if any, in Registrant arose solely from the ownership of their respective participations in Registrant and Mr. Malkin's interests in the New Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his pro rata share of payments in respect of supervisory services and in respect of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and the New Lessee.

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

			  Liquidity and Capital Resources

	      Not applicable.

	 Garment Capitol Associates
	 September 30, 1997                                             10.





				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1996, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.


			     PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings

		   The Property of Registrant is the subject of the follow-ing pending litigation:

		   On October 4, 1996, the alleged holder of three partici-pation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Counsel. Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants have responded to the complaint with a motion seeking dismissal of the action in its entirety. That motion is now pending. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel.

		   On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Counsel. Registrant is a nominal defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for

	 Garment Capitol Associates
	 September 30, 1997                                             11.





	 liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants have moved to dismiss this complaint in its entirety. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.

		   On July 24, 1997, a former holder of a 1.66% partnership interest in the Original Lessee filed a complaint in New York Supreme Court against Registrant, Old Lessee, New Lessee and Peter
	 L. Malkin, individually and as a partner in Registrant and Old Lessee and as a shareholder of the New Lessee. As against Registrant, the complaint alleges a claim for damages or other relief based on the sale of the Property and the allocation of sale proceeds to Registrant. An answer for Registrant denying all allegations of liability and damages asserted by plaintiff has been filed. The action is now in the pretrial discovery stage.

	 Item 6.   Exhibits and Reports on Form 8-K.

	      (a)  The exhibits hereto are being incorporated by reference.

	      (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

	 Garment Capitol Associates                                     12.
	 September 30, 1997







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


	 Dated:  November 25, 1997


	      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



	 By:  /s/ Stanley Katzman
	      Stanley Katzman, Attorney-in-fact*


	 Dated:  November 25, 1997







	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.

	 Garment Capitol Associates                                     13.
	 September 30, 1997






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