Form 10-K
period 1997-12-31
GARMENT CAPITOL ASSOCIATES
filed 1998-04-16
CIK 40023

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

                                         OR

                []  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _________________

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

         An Exhibit Index is located on pages 36 through 38 of this Report. Number of Pages (including exhibits) in this filing:

                                       PART I


         Item 1.   Business.

                   (a)  General

                   Registrant, a partnership, was organized on January 10, 1957. On May 1, 1957, Registrant acquired fee title to the Garment Capitol Building (the "Building") and the land thereunder, located at 498 Seventh Avenue, New York, New York (the "Property"). Registrant's partners are Stanley Katzman, John L. Loehr and Peter L. Malkin (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as agent for holders of participations in their respective partnership interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants"). As described below, the Property has been sold and distributions from sale proceeds has been made to the Participants.

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

                   The New Lessee had paid basic rent under the Operating
         Lease through March 27, 1997, the date of the sale of the Property, as hereinafter described. Registrant applied these rents to cover (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervisory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments






         in the amounts of $936,180.00 and $29,695.14, respectively, and certain other minor assessments and charges aggregating less than $1,500, all of which were due on January 1, 1996 or shortly thereafter. The New Lessee also failed to pay the New York City real estate taxes and BID assessments in the amounts of $1,053,254.50 and $28,529.26, respectively, which were due on July 1, 1996 and $740,845.50 and $28,529.26, respectively, which were due on January 1, 1997. As a result, although payment of the January 1, 1996 and July 1, 1996 and January 1, 1997 real estate taxes and BID assessments has been made as described below, the New Lessee was in default of the Operating Lease as of January 1, 1996.

                   The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while management of Registrant solicited the consent of the Participants to a sale of the Property (the "Solicitation"). On July 26, 1996, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a sale of the Property and forbearance in favor of the New Lessee. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 25, 1996, and is incorporated herein by reference. If Registrant did forbear, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of Basic Rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Operating Lease was also to serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent solicitation program included the continuation of the Operating Lease with the New Lessee, Registrant did not send a notice of default under the Operating Lease based on the failure of the New Lessee to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments.

                   Although the failure to pay the January 1, 1996, July 1, 1996 and January 1, 1997 real estate taxes and BID assessments also constituted a breach of Registrant's obligations under the Mortgage Loan, Apple Bank had agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements consummated in March 1996 between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property

         (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) had personally borrowed from Apple Bank (a) on April 2, 1996, the sum of $1,012,274.18, equal to the January 1, 1996 real estate taxes and BID assessments and interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500 and (b) on June 28, 1996, the sum of $1,081,783.76 equal to the July 1, 1996 real estate taxes and BID assessment and (c) on December 31, 1996, the sum of $769,374.76 equal to the January 1, 1997 real estate taxes and BID assessment. The April 2, 1996 borrowing was used to fund a protective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. The June 28, 1996 and December 31, 1996 borrowings were used to fund protective advances by Apple Bank to pay, respectively, the July 1, 1996 and January 1, 1997 Real Estate Taxes and BID assessments through the purchase of additional subordinate participating interests in the Mortgage Loan in such amounts. Interest and principal required to be paid on the protective advances and on any future protective advances have been paid by the New Lessee.

                   On January 29, 1997, Registrant received the consent of the Participants for the sale and forbearance program and for the liquidation of Registrant, as described in the Statement. See Items 10, 11 12 and 13 hereof for a description of the services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

                   Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as Agent, and Tirrem Management Company, Inc., collectively as Purchasers, to sell the Property to the Purchasers for $42,000,000, subject to adjustments (the "Contract of Sale"). The sale closed as of March 27, 1997. After priority allocation for certain payments, as more particularly described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New Lessee pursuant to the formula described in the Statement, as approved by the Participants. From its share of the proceeds, Registrant had made an initial distribution on March 31, 1997 of $27,000,000 to the Participants, and each holder of an original $10,000 Participation, as reduced to $5,000, received an initial distribution of sale proceeds of $25,714, which included the return of the Participant's remaining original capital investment. On July 23, 1997, an additional distribution of $800,000 ($761.90 per $5,000 participation unit) was made to the Participants out of the proceeds of sale.

                   Based on advice from legal counsel, the partnership was terminated on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation, an escrow account, in the amount of $206,894 is being held by counsel. See Item 3 hereto.

                   (b)  The Operating Lease

                   Under the Operating Lease, the New Lessee paid (i) annual basic rent of $1,090,000 (the "Basic Rent") to Registrant and (ii) additional rent equal to 50% of New Lessee's net operating profit in excess of $200,000 for each Operating Lease year (the "Additional Rent").

                   Additional Rent income was recognized when earned from the New Lessee, at the close of the lease year ending April 30. Such income, if any, was not determined until the New Lessee, pursuant to the Operating Lease, rendered to Registrant a certified report on the operation of the Property. The Operating Lease required that this report be delivered to Registrant annually within 60 days after the end of each such lease year.
         All Additional Rent income and certain supervisory service expense could only be determined after the receipt of such report. The Operating Lease did not provide for the New Lessee to render interim reports to Registrant, so no Additional Rent income was reflected for the period between the end of the Operating Lease year and the end of Registrant's fiscal year. There was no additional rent for the eleven months ended November 30, 1997 and for the fiscal years ended December 31, 1996 and December 31, 1995. See Note 4 of Notes.

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

         Operating Lease:    No modification or cancellation of the
                             Operating Lease was permitted without Apple
                             Bank's consent.

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

                   (d)  Competition

                   Tenant space leases at the Property were offered at an average annual base rental of approximately $18 per square foot (exclusive of electricity charges and escalation). Space tenants provide their own cleaning. The average asking rental rate and other financial terms for space leases at the Property appeared to be competitive with the average rental rates charged by similar buildings offering comparable space in the immediate vicinity.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $50 per square foot for prime office space to approximately $12 per square foot in less developed industrial and/or secondary commercial areas. Accord-ingly, rents at the Building were considered competitive in the area, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

                   (e)  Tenant Operating Leases

                   The New Lessee operated the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant was governed by the provisions of the tenant's lease.


         Item 2.   Property.

                   Registrant owned the Building located at 498 Seventh Avenue, New York, New York, known as the "Garment Capitol Building," and the land thereunder. See Item 1 hereof. The Building, erected in 1921 and containing 24 floors, stands on the southwest corner of Seventh Avenue and 37th Street in New York City's Garment District. The Building contains office, showroom and loft space. The Building is equipped with individual air-conditioning units and has 11 passenger elevators and 10 freight elevators. The Building was leased to the New Lessee under the Operating Lease, the initial term of which expired on April 30, 1982 and which contained two 25-year renewal options, the first of which was exercised on January 7, 1981. See Item 1 hereof for additional information concerning the Operating Lease. The Property was sold on March 27, 1997 pursuant to the Contract of Sale. See Item 1.

         Item 3.   Legal Proceedings.

                   The Property of Registrant is the subject of the following pending litigation:

                   On October 4, 1996, the alleged holder of three participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Counsel. Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted that motion and dismissed the action by order and decision dated December 8, 1998. Plaintiff's appeal of that order is
         pending.   The complaint does not seek any relief against
         Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel.

                   On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Counsel. Registrant is a nominal defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December 8, 1997 and referred to in the preceding paragraph. Plaintiff's appeal of the order is pending. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.

                   On July 24, 1997, a former holder of a 1.66% partnership interest in the Original Lessee filed a complaint in New York Supreme Court against Registrant, Original Lessee, New Lessee and Peter L. Malkin, individually and as a partner or shareholder in those entities. As against Registrant, the complaint alleges a claim for damages or other relief based on the sale of the Property and the allocation of sale proceeds to Registrant. An answer for Registrant denying all allegations of liability and damages asserted by plaintiff has been filed. The action is now in the pretrial discovery stage.

         Item 4.   Submission of Matters to a Vote of Participants.

                   On July 26, 1996, the consent of Participants was sought to the sale and forbearance program, and, following a sale, to the liquidation of Registrant, as described in the Statement. The consent of Participants was received by the Partners, and the Property was sold on March 27, 1997. Registrant was terminated on November 30, 1997. See Item 1(a).

                                       PART II


         Item 5.   Market for Registrant's Common Equity
                   and Related Security Holder Matters.

                   Registrant was a partnership organized pursuant to a partnership agreement dated January 10, 1957.

                   Registrant did not issue any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consisted of participations in the partnership interests of the Partners in Registrant (the "Participations") and are not shares of common stock or their equivalent. The Participations represented each Participant's fractional share in a Partner's undivided interest in Registrant and are divided approximately equally among the Partners. A full unit of the Participations was originally offered at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. In November 1957, one-half of the original purchase price was returned to the Participants from the proceeds of a first mortgage on the Property leaving a remaining unreturned cash investment of $5,000 (a "$5,000 Participation"). On
         March 31, 1997 and July 23, 1997 distributions of sale proceeds from the sale of the Property were made to the Participants. Each holder of a $5,000 Participation received a total of $26,475.90, which included a return of remaining original capital. Registrant has not repurchased Participations in the past.

                   (a) The Participations were not traded on an established securities market, nor were they readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations were sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant was not aware of the prices at which such transactions occurred.

                   (b) Registrant did not pay dividends. No Additional Rent was paid by the Original Lessee for the lease year ended April 30, 1997. For each $5,000 Participation during the year ended December 31, 1996, Registrant made monthly distributions of $47.45. There was no Additional Rent earned for the Operating Lease year ended April 30, 1996. See Item 1 hereof. There were no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depended solely on the New Lessee's payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof and Note 9 of the Notes.

                   By reason of the sale of the Property, the Operating Lease has expired and the Registrant was liquidated. There was no additional regular monthly distributions following the distribution on April 1, 1997 in respect of March, 1997 rent under the Operating Lease.

Item 6.

                                   GARMENT CAPITOL ASSOCIATES

                                     SELECTED FINANCIAL DATA

                                  Eleven months
                                  ended November            Year ended December 31,
                                       1997         1996        1995        1994        1993

Basic rent income................  $   257,850   $1,090,000  $1,090,000  $1,090,000  $1,090,000
Additional rent income...........         -            -           -           -      1,010,196
Interest income..................       87,951      140,266        -           -           -
Dividend income..................       17,533           43       3,027       7,994       1,683

   Total revenue.................  $   363,334   $1,230,309  $1,093,027  $1,097,994  $2,101,879

Gain on sale of real estate......  $28,164,634   $     -     $     -     $     -     $     -
Z
Net income.......................  $28,334,587   $  693,299  $  693,538  $  691,708  $1,634,085


Earnings per $5,000 participation
 unit, based on 1,050 participa-
 tion units outstanding during
 the year:
    Income from operations.......  $       162   $      660  $      661  $      659  $    1,556
    Gain on sale of real estate..       26,823         -           -           -           -

      Net income.................  $    26,985   $      660  $      661  $      659  $    1,556

Total assets.....................  $   206,894   $5,496,454  $2,642,224  $2,865,967  $2,786,398


Long-term obligations............  $      -      $     -     $2,912,936  $     -     $     -



Distributions per $5,000 par-
 ticipation unit, based on 1,050
 participation units outstanding
 during the year:
   Income........................  $    26,666   $      569  $      583  $      583  $    1,342
   Return of capital.............         -            -           -           -           -

   Total distributions...........  $    26,666   $      569  $      583  $      583  $    1,342




         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

                   Registrant was organized solely for the purposes of acquiring the Property subject to the Operating Lease. Registrant was required to pay from Basic Rent the mortgage charges and supervisory services and to distribute the balance of such Basic Rent to the Participants. Pursuant to the Operating Lease, the holder of the leasehold interest thereunder had sole responsibil-ity for the condition, operation, repair, maintenance and management of the Property. Registrant did not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property. Registrant's results of operations were affected primarily by the amount of rent payable to it under the Operating Lease.

                   Registrant is aware of the following events. The Original Lessee operated the Property at a substantial loss during the years ended December 31, 1995 and December 31, 1994. In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property.

                   The downturn and changes in methods of operations in the garment industry had a major impact on the Property and its operations and profitability. Registrant had been advised that the loss of tenants at the Property and the related reduction in rent received were primarily due to insolvencies affecting tenants in the garment business and reduced demand for space.

                   The New Lessee had the right to abandon or assign its interest in the Operating Lease (see Item 1 above).

                   As a result of the Sale, on July 23, 1997, Registrant made a final distribution to the Participants of the remaining sales proceeds. At the closing of the sale pursuant to the Contract of Sale, the interests of Registrant, as lessor, and the New Lessee, as lessee, under the Operating Lease were assigned to the purchaser and the Operating Lease was terminated. There were no additional regular monthly distributions following the distribution on April 1, 1997 in respect of March 1997 rent under the Operating Lease. See Item 1.

                           Liquidity and Capital Resources

                                         N/A

                                      Inflation

                   Inflationary trends in the economy did not directly affect Registrant's operations, since as noted above, Registrant did not actively engage in the operation of the Property. Inflation may have affected the operations of the New Lessee. The New Lessee was required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affected only the amount of Additional Rent payable by the New Lessee, which was based on the New Lessee's net operating profit.


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

                                      PART III

         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant had no directors or officers or any other centralization of management. There is no specific term of office for any Partner. The table below sets forth as to each individual who was serving as a Partner the following: name, age, nature of any family relationship with any other Partner, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Partner:

                                                     Principal      Date
                       Nature of                     Occupation     Individual
                       Family       Business         and            became
 Name             Age  Relationship Experience       Employment     Partner

 Stanley Katzman  65      None      Attorney-at-Law  Senior Partner     1996
                                                     Wien & Malkin
                                                     LLP,
                                                     Counsellors-
                                                     at-Law

 John L. Loehr    61      None      Attorney-at-Law  Senior Partner     1996
                                                     Wien & Malkin
                                                     LLP,
                                                     Counsellors-
                                                     at-Law

 Peter L. Malkin  64      None      Attorney-at-Law  Senior Partner     1983
                                                     Wien & Malkin
                                                     LLP,
                                                     Counsellors-
                                                     at-Law

                   As stated above, the Partners are also members of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may have posed actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

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

                   Counsel was responsible for overseeing the liquidation of Registrant.

         Item 11.  Executive Compensation

                   As stated in Item 10 hereof, Registrant had no directors or officers or any other centralization of management.

                   No remuneration was paid during the current fiscal year by Registrant to any of the Partners as such. Registrant's supervisory fee arrangement with Counsel provided for (i) the basic payment of $42,500 per annum; (ii) an additional payment of the first $37,500 of Additional Rent paid by the lessee under the Operating Lease in any lease year; and (iii) the payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year. Pursuant to such fee arrangements described herein, Registrant paid Counsel $21,360 during the eleven month period ended November 30, 1997. The supervisory services provided to Registrant by Counsel included legal, administrative and financial services. The legal and administrative services included acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepared quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities. As noted in Items 1 and 10 of this report, the Partners are also members of Counsel.

                   Counsel did not receive a Supervisory Fee based on sale proceeds allocated to Registrant but has been paid for its legal services in connection with the Statement and in connection with the sale. Counsel has also been paid legal fees by the New Lessee for various work in 1996 and 1997.


         Item 12.  Security Ownership of Certain
                   Beneficial Owners and Management.

                   (a) Registrant has no voting securities (see Item 5 hereof).

                   (b) The Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:


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

                   At the date of sale, March 27, 1997, certain of the Partners (or their respective spouses) held additional
         Participations as follows:

                   Peter L. Malkin owned of record as trustee, but not beneficially, a $5,000 Participation. Mr. Malkin disclaims any beneficial ownership in such Participation.

                   Isabel Malkin, the wife of Peter Malkin, owned of record and beneficially, $21,250 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Agency Holdings Associates, an affiliate of Counsel, owned a $5,000 Participation which was distributed in liquidation to its members.

                   (c)  Not applicable.


         Item 13.  Certain Relationships and Related Transactions.

                   (a) As stated in Item 1 hereof, Peter L. Malkin, Stanley Katzman and John L. Loehr were the three Partners in Registrant and also acted as agents for the Participants in their respective partnership interests. Mr. and Mrs. Malkin were also among the partners in the Original Lessee and shareholders in the New Lessee. Because one of the three Partners and his wife were partners in the Original Lessee and shareholders in the New Lessee and all three Partners are members of Counsel (which represents Registrant and Original Lessee), certain actual or potential conflicts of interest may have arose with respect to the management and administration of the business of Registrant. Conflicts may have also existed in connection with the sale of the Property. Under the respective Participating Agreements pursuant to which the Partners acted as agents for the Participants, certain transactions required the prior consent from Participants owning a specified interest under the agreements in order for the Agents to act on their behalf. Such transactions included modifications and extensions of the Operating Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets. As noted in Item 1(a) above, the sale of the Property, as part of the Sale and Forbearance Program described in the Statement, had been approved by the Participants and the closing of the sale was on March 27, 1997.

                   Reference is made to Items 1 and 2 hereof for a description of the terms of the Operating Lease between Registrant and the New Lessee. The respective interests of Messrs. Katzman, Loehr and Malkin, if any, in Registrant arose solely from the ownership of their respective participations in Registrant. The respective interests of Mr. and Mrs. Malkin in Original Lessee and New Lessee arose solely from the ownership of their respective partnership interests in Original Lessee and shares in New Lessee. The Partners (and Mrs. Malkin) received no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Original Lessee and shareholders in New Lessee. However, each of the Partners, by reason of his respective interest in Counsel, was entitled to receive his share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Original Lessee. See Item 11 hereof for a description of the renumeration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel. Counsel has also been paid fees for legal services rendered to the New Lessee in connection with certain of its operations during 1996 and 1997.

                   Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel, of which the Partners are among the members. The respective interests of the Partners in any remuneration paid or given by Registrant or New Lessee to Counsel arose solely from the ownership of their respective partnership interests in Counsel. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel.

                   (b)  Reference is made to Paragraph (a) above.

                   (c)  Not applicable.

                   (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 31, 1998.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 31, 1998.

                   Balance Sheets at November 30, 1997 and at December 31, 1996 (Exhibit A).

                   Statements of Income for the eleven months ended November 30, 1997 and for the fiscal years ended December 31, 1996 and 1995 (Exhibit B).

                   Statement of Partners' Capital Deficit for the eleven months ended November 30, 1997 (Exhibit C-1).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1996 (Exhibit C-2).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1995 (Exhibit C-3).

                   Statements of Cash Flows for the eleven months ended November 30, 1997 and for the fiscal years ended December 31, 1996 and 1995 (Exhibit D).

                   Notes to Financial Statements for the eleven months ended November 30, 1997 and for the fiscal years ended December 31, 1996 and 1995.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   (3)  Exhibits:  See Exhibit Index.

[LETTERHEARD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANT]









                                                  January 31, 1998



Garment Capitol Associates
New York, N.Y.




We consent to the use of our independent accountants' report dated January 31, 1998, covering our audits of the accompanying financial statements of Garment Capitol Associates in connection with and as part of your November 30, 1997 annual report (Form 10-K) to the Securities and Exchange Commission.








                                            Jacobs Evall & Blumenfeld LLP
                                            Certified Public Accountants

                           INDEPENDENT ACCOUNTANTS' REPORT




To the participants in Garment Capitol Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Garment Capitol Associates (the "Company") as of November 30, 1997 (cessation of business) and December 31, 1996, and the related statements of income, partners' capital (deficit) and cash flows for the eleven months ended November 30, 1997 and each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garment Capitol Associates as of November 30, 1997 and December 31, 1996, and the results of its operations and its cash flows for the eleven months ended November 30, 1997 and each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






                                            Jacobs Evall & Blumenfeld LLP
                                            Certified Public Accountants


New York, N. Y.
January 31, 1998

                                                                      EXHIBIT A
                                  GARMENT CAPITOL ASSOCIATES

                                        BALANCE SHEETS

                                          A S S E T S

                                                      November 30,           December 31,
                                                         1997                    1996
Current Assets:
  Cash and cash equivalents:
    Morgan Guaranty Trust Company of New York             $     -               $   65,298
    Distribution account held by
     Wien & Malkin LLP.......................                   -                   49,826
    Fidelity U.S. Treasury Income
     Portfolio...............................                   -                      868
    Escrow account held by Wien
     & Malkin LLP (Note 10)..................                206,894                  -
                                                             206,894               115,992

  Due from lessee (Note 9)...................                   -                2,854,624

          TOTAL CURRENT ASSETS...............                   -                2,970,616


Real Estate (Notes 2b, 3 and 9):
  Land.......................................                   -                2,500,000
  Building...................................   $    -               $8,000,000
     Less: Accumulated depreciation..........        -          -     8,000,000       -


Other Assets:
  Mortgage refinancing costs, less
   accumulated amortization of $81,212
   in 1996 (Note 2c).........................                   -                   25,838

          TOTAL ASSETS.......................             $  206,894            $5,496,454


                           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current Liabilities:
  Principal payments of first
   mortgage payable within one
   year (Notes 3 and 9)......................             $     -               $5,785,947
  Accrued interest payable...................                   -                   45,790
  Accrued legal costs reserved re: pending
   litigation concerning sale of real
   estate (Notes 9 and 10)...................                206,894                  -

          TOTAL LIABILITIES..................                206,894             5,831,737

Partners' capital (deficit) (Exhibit C)......                   -                 (335,283)

          TOTAL LIABILITIES AND PARTNERS'
           CAPITAL (DEFICIT).................             $  206,894            $5,496,454





	See accompanying notes to financial statements.

                                                                    EXHIBIT B

                                  GARMENT CAPITOL ASSOCIATES

                                     STATEMENTS OF INCOME


                                              Eleven months
                                            ended November 30,     Year ended December 31,
                                                   1997             1996            1995

Revenues:

  Rent income, from a related
   party (Note 4)...........................   $   257,850        $1,090,000      $1,090,000
  Interest income...........................        87,951           140,266               -
  Dividend income...........................        17,533                43           3,027

                                                   363,334         1,230,309       1,093,027


Expenses:

  Interest on mortgage (Note 3).............       146,183           466,323         328,802

  Supervisory services, to a
   related party (Note 5)...................        21,360            42,500          42,500

  Amortization of mortgage
   refinancing costs (Note 2c)..............        25,838            28,187          28,187

                                                   193,381           537,010         399,489

          Income from operations............       169,953           693,299         693,538

Gain on sale of real estate (Note 9)........    28,164,634                 -               -

          NET INCOME, CARRIED TO PARTNERS'
           CAPITAL DEFICIT (NOTE 8).........   $28,334,587        $  693,299      $  693,538




Earnings per $5,000 participation
 unit, based on 1,050 participation
 units outstanding during each year:

   Income from operations...................   $       162        $      660      $      661
   Gain on sale of real estate..............        26,823                 -               -

          NET INCOME........................   $    26,985        $      660      $      661












	See accompanying notes to financial statements.

                                                                 EXHIBIT C-1
                                  GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                             ELEVEN MONTHS ENDED NOVEMBER 30, 1997



                                Partners'
                            capital (deficit)    Share of                  Partners' capital
                             January 1, 1997    net income  Distributions  November 30, 1997



John L. Loehr Group...........  $(111,761)     $ 9,444,862   $ 9,333,101       $        -

Peter L. Malkin Group.........   (111,761)       9,444,862     9,333,101                -

Stanley Katzman Group.........   (111,761)       9,444,863     9,333,102                -


                                $(335,283)     $28,334,587   $27,999,304       $        -









































	See accompanying notes to financial statements.

                                                                  EXHIBIT C-2
                                  GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  YEAR ENDED DECEMBER 31, 1996



                                  Partners'                                    Partners'
                             capital (deficit)   Share of                  capital (deficit)
                              January 1, 1996   net income  Distributions  December 30, 1996



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

                                                                  EXHIBIT C-3
                                  GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  YEAR ENDED DECEMBER 31, 1995



                                  Partners'                                    Partners'
                              capital (deficit)  Share of                  capital (deficit)
                               January 1, 1995  net income  Distributions  December 31, 1995



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

                                                                    EXHIBIT D
                                    GARMENT CAPITOL ASSOCIATES

                                     STATEMENTS OF CASH FLOWS



                                                   Eleven months
                                                 ended November 30,   Year ended December 31,
                                                        1997             1996         1995

Cash flows from operating activities:
  Net income......................................  $ 28,334,587     $   693,299   $  693,538
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of mortgage refinancing
      costs (Note 2c).............................        25,838          28,187       28,187
     Gain on sale of real estate..................   (28,164,634)           -            -
     Changes in operating liabilities:
       Accrued interest payable...................       (45,790)         18,884      (38,465)
       Accrued legal fees reserved
        re: pending litigation....................       206,894            -            -
       Mortgage refinancing costs paid............          -               -         (37,568)

             Net cash provided by
              operating activities................       356,895         740,370      645,692

Cash flows from investing activities:
  Payments from (advances to)
   lessee, net (Note 9)...........................     2,854,624       (2,854,624)       -
   Net proceeds from sale of real estate..........    30,664,634             -           -

             Net cash used in investing
              activities..........................    33,519,258       (2,854,624)       -


Cash flows from financing activities:
  Cash distributions..............................   (27,999,304)        (597,912)    (612,112)
  Principal payments on first mortgage payable....    (5,785,947)        (123,473)    (266,704)
  Proceeds from issuance of long-term
   debt re: protective advances (Note 9)..........          -           2,863,432         -


             Net cash provided by (used in)
              financing activities................   (33,785,251)        2,142,047    (878,816)

             Net increase (decrease) in cash
              and cash equivalents................        90,902            27,793    (233,124)

Cash and cash equivalents, beginning of period....       115,992            88,199     321,323

             CASH AND CASH EQUIVALENTS,
              END OF PERIOD.......................  $    206,894      $    115,992  $   88,199


Supplemental disclosures of cash flow information:

                                                        1997               1996        1995
  Cash paid for:
    Interest......................................  $    191,973      $    447,439  $  367,267



	See accompanying notes to financial statements.

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS




1.	Business Activity

        Garment Capitol Associates ("Associates") is a general partnership which, until March 27, 1997, owned commercial property situated at 498 Seventh Avenue, New York, New York (the "Property"). Through December 28, 1995 the Property was net leased to 498 Seventh Avenue Associates (the "Original Lessee"). Effective December 29, 1995 the operating lease was assigned to 4987 Corporation (the "New Lessee") (see Note 4). On March 27, 1997 Associates sold the Property and discontinued operations. See Note 9. Associates formally ceased all business activity as of November 30, 1997, when the partnership was terminated.




2.	Summary of Significant Accounting Policies

	a.	Cash and Cash Equivalents:

		Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments purchased with a maturity of three months or less. Cash equivalents also include amounts held by Wien & Malkin LLP (see Note 5) in escrow on November 30, 1997 as a reserve to cover possible legal costs for pending litigation in which Associates is named as a defendant (see Note 10).

	b.	Real Estate and Depreciation of Building:

        Real estate, consisting of land and building, is stated at cost. The building Is fully depreciated. Depreciation of the building had been provided on the straight-line method based on a thirty-year life (3-1/3% per annum).

	c.	Mortgage Refinancing Costs and Amortization:

		Mortgage refinancing costs totaling $107,050 have been incurred in connection with the December 1, 1992 refinancing of the first mortgage payable (see Note 3), and were being charged to income ratably over the five year term of the first mortgage. Such costs include payments of $49,564 to the firm of Wien & Malkin LLP, a related party. See Note 5. The unamortized balance was written off in 1997, when the Property was sold (Note 1) and the balance of the first mortgage was paid.

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

        On November 30, 1987, a first mortgage was placed on the Property with Apple Bank for Savings in the amount of $3,485,000. Annual mortgage charges were $348,500, payable in equal monthly installments, applied first to interest at the rate of 9-1/2% per annum and the balance to principal. The mortgage was scheduled to mature on December 1, 1992 with a balance of $3,376,341 but was extended until June 16, 1993, when the bank issued a commitment to extend and modify the mortgage for a five-year period

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



3.	First Mortgage Payable (continued)

        from December 1, 1992 through December 1, 1997. The closing, which had been delayed, occurred on March 23, 1995. The terms of the extended mortgage include provision for constanmonthly payments totaling $447,316 per annum, including interest at the rate of 10 1/2% per annum from November 1, 1993 through November 30, 1994, and constant payments totaling $449,586 per annum, including interest at the rate of 10.6% per annum from December 1, 1994 through maturity. The constant payments were based on a fifteen year amortization schedule. Payments of principal and interest made subsequent to the original maturity date (December 1, 1992) were reapplied according to these new repayment terms and, at the closing, a retroactive payment of $218,081 was made to bring the payments current with the new mortgage schedule. The balance of the mortgage at December 31, 1996 was scheduled to be $2,912,936. However, protective advances by the Fee Mortgagee in 1996 (see Note 9) increased the mortgage payable balance to $5,785,947. Interest only on the increased mortgage amounts were also payable monthly at the rate of 10.6% per annum through maturity. In accordance with the Solicitation, interest on the protective advances were payable by the New Lessee so long as the lease continued in effect; the principal of the protective advances was collectible from the proceeds of the sale of the Property.

        The Property was sold on March 27, 1997 and proceeds from the sale were used to pay the first mortgage and the protective advances in full.



4.	Related Party Transactions - Rent Income

        Rent income for the period of ownership of the Property in 1997 (Note
        1) and for the years ended December 31, 1996 and 1995 was earned pursuant to the terms of a net operating lease dated May 1, 1957 (the "Operating Lease") with the Original Lessee.

        For the period January 1, 1997 through March 27, 1997 and for the years ended December 31, 1996 and 1995, no additional rent was earned from the Original Lessee or the New Lessee for its lease years ended April 30, 1997, 1996 and 1995.

        The current term of the Operating Lease was due to expire on April 30, 2007, with a renewal option of 25 years. Pursuant to the Operating Lease, the lessee had the right to surrender its leasehold interest at any time, upon 60 days' prior written notice, without further liability after the date of surrender. The lessee also had the right to assign the Operating Lease. The Original Lessee exercised such assignment right on December 29, 1995, and the New Lessee assumed all lessee obligations under the Operating Lease of that date; such assignment effectively terminated the liability of the Original Lessee and its remaining partners under the lease. On March 27, 1997, with the sale of the Property, the Operating Lease was terminated.

        The shares in the New Lessee are owned by the partners in the Original Lessee and a partner in Associates was also a partner in the Original Lessee.



5.	Related Party Transactions - Supervisory Services

        Supervisory services (including disbursements and cost of regular accounting services) for the period January 1, 1997 through March 27, 1997 and for the years ended December 31, 1996 and 1995, totaling $21,360, $42,500 and $42,500, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are also partners in Associates. Fees for supervisory services were paid pursuant to an agreement, which amount was based on a rate of return of investment achieved by the participants in Associates each period.

        See Note 9 for additional related party transactions in connection with the sale of the Property.

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



6.	Number of Participants

        There were approximately 900 participants in the participating groups at November 30, 1997 and December 31, 1996 and 1995.



7.	Determination of Distributions to Participants

        Distributions to participants represent mainly proceeds from the sale of the Property and the excess of rent income received over the mortgage requirements, as anticipated, and expenses paid or accrued.




8.	Distributions and Amount of Income per $5,000 Participation Unit

        Distributions per $5,000 participation unit during the eleven months ended November 30, 1997 and the years 1996 and 1995, based on 1,050 participation units outstanding during each period, totaled $26,666, $569 and $583, respectively. All such distributions consisted of income only. Distributions in 1997 include $26,476 per $5,000 unit resulting from proceeds on the sale of the Property. See Note 9.

        Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

        For income tax purposes, the reserve for contingent future legal costs in the amount of $206,894, deducted for financial statement purposes in 1997 from the gain on sale of real estate, ($197 per $5,000 part-icipation unit, based on $1,050 participant units outstanding in 1997) is not currently deductible; the gain on the sale of real estate in 1997 for income tax purposes is $28,371,528.



9. Sale of the Property on March 27, 1997 and Preceding Events Regarding Default by New Lessee of the Operating Lease and Breach of Associates' Obligations Under the Fee Mortgage

        Default by New Lessee of Operating Lease and Breach of Associates' Obligations Under Fee Mortgage:

        Since January 1, 1996, the New Lessee paid Basic Rent under the Operating Lease. Associates in turn continued to pay (1) the monthly mortgage payments to Apple Bank for Savings (the "Fee Mortgagee") on Associates' fee mortgage on the Property (the "Fee Mortgage"); (2) its monthly fee for supervisory services; and (3) monthly distributions to the participants in Associates.

        However, from January 1, 1996 through the date of sale of the Property, the New Lessee failed to pay the New York City real estate and Business Improvement District ("BID") assessments, which were due on January 1, 1996 (collectively, the "1/1/96 Real Estate Taxes"). As a result, the New Lessee was in default of the Operating Lease as of that date.

        The New Lessee requested that Associates forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the 1/1/96 Real Estate Taxes, while management of Associates solicited the consent of its participants to a sale of the Property (the "Solicitation"). In connection with Associates' forbearance, the New Lessee agreed

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



9. Sale of the Property on March 27, 1997 and Preceding Events Regarding Default by New Lessee of the Operating Lease and Breach of Associates' Obligations Under the Fee Mortgage (continued)

        to cooperate fully with Associates in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of the Basic Rent, to enable Associates to continue its monthly distributions to the participants, pay its supervisory fee and pay its monthly mortgage obligation.

        The failure to pay the 1/1/96 Real Estate Taxes also constituted a breach of Associates' obligations under the Fee Mortgage. The shareholders of the New Lessee (or designees on their behalf) borrowed from the Fee Mortgagee a sum equal to the 1/1/96 Real Estate Taxes and interest thereon to the date of the borrowing and further sums equal to the subsequent semi-annual installments of the New York City real estate taxes and BID assessments (together with the 1/1/96 Real Estate Taxes, the "Real Estate Taxes") which had since become due. These sums were used to fund protective advances by the Fee Mortgagee to pay the Real Estate Taxes and interest thereon through the purchase of subordinate participating interests in the Fee Mortgage in such amounts. As a result, the Fee Mortgagee agreed to forbear from exercising rights and remedies under the Fee Mortgage based on Associates' failure to pay (or cause to be paid by the New Lessee) the Real Estate Taxes.

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

        On January 29, 1997 Associates, having received authorization from its participants to sell the Property, entered into a contract of sale of the Property at a selling price of $42,000,000. Such sale was concluded on March 27, 1997, at which time the first mortgage was paid in full and Associates discontinued operations. In accordance with the Solicitation, the proceeds of sale were allocated between Associates and the New Lessee, with Associates receiving $32,681,200 and the New Lessee receiving $9,318,800.

        The gain on sale of real estate is computed as follows:

        Sales proceeds allocated to Associates..................... $32,681,200

          Less: costs of sale:
            Building, net of depreciation.............. $        -
            Land.......................................  2,500,000
            Closing costs..............................  1,809,672    4,309,672

                                                                     28,371,528

          Less: accrued legal costs reserved
                 re: pending litigation (see Note 10)....               206,894

        Gain on sale of real estate......................           $28,164,634


        Closing costs on the sale of the Property include $297,544 paid to the firm of Wien & Malkin LLP, a related party (Note 5).

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)


9. Sale of the Property on March 27, 1997 and Preceding Events Regarding Default by New Lessee of the Operating Lease and Breach of Associates' Obligations Under the Fee Mortgage (continued)

        On March 31, 1997 a distribution of $27,000,000 ($25,714 per $5,000 participation unit) was made to the participants out of the proceeds of sale. On July 22, 1997 a final distribution of $800,000 ($762 per $5,000 participation unit) was made to the participants out of the proceeds of sale. Associates' receivable from the New Lessee as of the date of the sale of the Property, in the amount of $2,399,317 was satisfied on March 27, 1997 by the payment of the protective advances from proceeds of the sale in accordance with the Solicitation.
        However, the New Lessee's share of such proceeds, which according to the Solicitation amounts to $6,919,483, is being held by Wien & Malkin LLP, a related party and counsel to Associates ("Counsel"), in connection with litigation referred to in Note 10.


10.	Litigation and Contingency Reserve Held in Escrow

        On October 4, 1996, the alleged holder of three participation interests in Associates brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners of Associates, and Counsel. Associates is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions and federal proxy rules of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation (Note 9). The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted that motion and dismissed the action by order and decision dated December 8, 1997. Plaintiff's appeal of the order is pending.

        A similar suit was filed by another alleged holder of a fractional interest in Associates on March 13, 1997. The defendants responded to the complaint with a motion seeking dismissal of the action in its entirety and the Court granted that motion by the same order and decision referred to in the preceding paragraph. Plaintiff's appeal of that order is also pending.

        The complaints do not seek any relief against Associates, and, accordingly, Associates' litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Associates is anticipated. No provision has been made in the accompanying financial statements for any adjustments that might result from the outcome of the litigation. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held byCounsel.

        On July 24, 1997, a former holder of a 1.66% partnership interest in the Original Lessee filed a complaint in New York Supreme Court against Associates, the Original Lessee, the New Lessee and Peter L. Malkin, individually and as a partner or shareholder in those entities. As against Associates, the complaint alleges a claim for damages or other relief based on the sale of the Property and the allocation of sale proceeds to associates. An answer for Associates denying all allegations of liability and damages asserted by plaintiff has been filed. The action is now in the pretrial discovery stage.

        To reserve against possible legal costs associated with the afore-mentioned pending litigation Associates has set aside $206,894 in an escrow account held by Wien & Malkin LLP, a related party, and charged that amount in the accompanying financial statements against the gain on the sale of real estate (Note 9).

                                GARMENT CAPITOL ASSOCIATES

                                    OMITTED SCHEDULES



	The following schedules have been omitted as not applicable in the present instance:




	SCHEDULE I   -  Condensed financial information of registrant.

	SCHEDULE II  -  Valuation and qualifying accounts.

	SCHEDULE III -  Real estate and accumulated depreciation.

	SCHEDULE IV  -  Mortgage loans on real estate.

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

         Date:  April 15, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*



         Date:  April 15, 1998













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

         2 (b)         Contract of Sale, among Registrant
                       and New Lessee, as Seller, and
                       George Comfort & Sons, Inc., as
                       Agent, and Tirrem Management
                       Company, Inc., as Purchasers, which
                       was filed as Exhibit 2(b) to
                       Registrant's Annual Report on Form
                       10-K for the year ended December 31,
                       1996 and is incorporated by
                       reference, but excluding exhibits,
                       which are available for inspection
                       at the offices of Counsel.

         3 (a)         Registrant's Partnership Agreement,
                       dated January 10, 1957, which was
                       filed as Exhibit No. 1 to
                       Registrant's Registration Statement
                       on Form S-1 as amended (the
                       "Registration Statement") effective
                       February 13, 1957 and assigned File
                       No. 2-13034, is incorporated by
                       reference as an exhibit hereto.

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

         27            Financial Data Schedule of Registrant
                       for the eleven months ended November
                       30, 1997.





























         ______________________
         *   Page references are based on a sequential numbering system.