Form 10-Q
period 1998-03-31
GARMENT CAPITOL ASSOCIATES
filed 1998-06-01
CIK 40023

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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
                                  (Unaudited)

                                              For the Three Months
                                                 Ended March 31,
                                               1998             1997
  Income:

     Basic rent, from a related
       party (Note B)                     $      -0-        $   260,780
     Dividend income                             -0-                 11
     Interest income                             -0-             87,951
                                           ---------          ---------
       Total operating income                    -0-            348,742
                                           ---------          ---------
  Expenses:

     Interest on mortgage                        -0-            146,183
     Supervisory services, to a
       related party (Note C)                    -0-             10,625
     Amortization of mortgage
       refinancing costs                         -0-             25,838
                                           ---------         ----------
       Total expenses                            -0-            182,646
                                           ---------         ----------
  Income from operations                         -0-        $   166,096

  Gain on sale of property
    on March 27, 1997                            -0-         28,361,528
                                           ---------         ----------
  Net income for period                          -0-        $28,527,624
                                           =========         ==========
  Earnings per $5,000 partici-
     pation unit, based on 1,050
     participation units outstand-
     ing during the year                  $      -0-        $ 27,169.17
                                           =========         ==========
  Distributions per $5,000 parti-
     cipation unit consisted of the
     following:

     Income                               $      -0-        $ 25,856.65
                                           =========          =========

  At March 31, 1997 there were $5,250,000 of participations outstanding.
  As of March 31, 1998, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Regis-trant based on the original participating interests.






                                                                             3.
                            Garment Capitol Associates
                              Condensed Balance Sheet
                                    (Unaudited)

 Assets                                     March 31, 1998   November 30, 1997
 Escrow Account held by
   Wien & Malkin LLP                           $   211,560         $   206,894
                                                ----------          ----------
   Total assets                                $   211,560            $206,894
                                                ==========          ==========
 Liabilities
   Accrued legal costs reserved
   re: pending litigation con-
   cerning sale of real estate                 $   211,560        $    206,894
                                                ----------         -----------
       Total liabilities                           211,560             206,894
                                                ----------         -----------

 Capital:
   March 31, 1998                                      -0-                 -0-
   November 30, 1997                                   -0-                 -0-
                                                ----------          ----------
     Total liabilities and capital:
       March 31, 1998                          $   211,560                 -0-
       November 30, 1997                               -0-         $   206,894
                                                ==========          ==========






                                                                            4.
                           Garment Capitol Associates
                       Condensed Statement of Cash Flows
                                    (Unaudited)


                                           January 1, 1998    January 1, 1997
                                               through            through
                                           March 31, 1998     March 31, 1997

    Cash flows from operating activities:

      Net income                                 $      -0-     $ 28,527,624
      Adjustments to reconcile net income
        to cash provided by operating
        activities:
    Amortization of mortgage refinancing
      costs                                             -0-           25,838
    Gain on sale of property                            -0-      (28,361,528)
    Changes in operating liabilities:
    Change in accrued interest payable                  -0-          (45,790)
                                                -----------      -----------
      Net cash provided by
          operating activities                          -0-          146,144
                                                -----------      -----------
    Cash flows from investing activities:
      Advances to lessee                                -0-          (11,899)
      Payments from lessee                              -0-        2,863,433
      Proceeds from sale of property                    -0-       30,861,528
                                                -----------       ----------
      Net cash provided by investing activities         -0-       33,713,062
                                                -----------       ----------

    Cash flows from financing activities:
      Cash distributions                                -0-      (27,149,478)
      Principal payments on first mortgage              -0-       (5,785,947)
                                                -----------      -----------
      Net cash used in financing activities             -0-      (32,935,425)
                                                ----------       -----------
      Net increase in cash                              -0-          923,781

    Cash, beginning of period                           -0-          115,992
    Cash, end of period                                 -0-        1,039,773
                                                ===========      ===========

                                            January 1, 1998  January 1, 1997
                                                 through          through
                                            March 31, 1998    March 31, 1997
    Cash paid for:
      Interest                                 $        -0-      $   191,973
                                                ===========       ==========
         Garment Capitol Associates                                      5.
         March 31, 1998





         Notes to Condensed Financial Statements (Unaudited)

         Note A - Basis of Presentation

                   The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the partners in Registrant, necessary for a fair state-ment of the results for such interim periods. The partners in Registrant believe that the accompanying unaudited condensed financial statements and the notes thereto fairly disclose the financial condition and results of Registrant's operations for the periods indicated and are adequate to make the information presented therein not misleading.


         Note B - Interim Period Reporting

                   The results for the interim period are not necessarily indicative of the results to be expected for a full year.

                   Registrant was organized on January 10, 1957. On May 1, 1957, Registrant acquired fee title to the Garment Capitol Building (the "Building") and the land thereunder, located at 498 Seventh Avenue, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro (collectively the "Partners"), each of whom also acts as an agent for holders of participations in their respective partnership interests in Registrant (the "Participants"). As described below, the Property has been sold, Registrant has been terminated for tax purposes, and distributions from sale proceeds have been made to the Participants.

                   Registrant did not operate the Property. Registrant leased the Property to 498 Seventh Avenue Associates (the "Original Lessee") under a net operating lease (the "Operating Lease") which commenced as of May 1, 1957 and was scheduled to expire on April 30, 2007.

                   In 1994 and 1995, the Original Lessee made capital calls
         on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Operating
         Garment Capitol Associates                                      6.
         March 31, 1998





         Lease, the Original Lessee assigned the Operating Lease to
         4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Operating Lease. The shares in the New Lessee were owned by the partners in the Original Lessee, except that a sub-stantial portion of the shares originally owned by Peter L. Malkin is held for the benefit of members of his family but he retains voting control.

                   The New Lessee had paid basic rent under the Operating Lease through March 27, 1997, the date of the sale of the Property, as hereinafter described. Registrant applied these rents to cover (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervi-sory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14, respectively, and certain other minor assessments and charges aggregating less than $1,500, all of which were due on January 1, 1996 or shortly there-after. The New Lessee also failed to pay the New York City real estate taxes and BID assessments in the amounts of $1,053,254.50 and $28,529.26, respectively, which were due on July 1, 1996 and $740,845.50 and $28,529.26, respectively, which were due on January 1, 1997. As a result, although payment of the January 1, 1996 and July 1, 1996 and January 1, 1997 real estate taxes and BID assessments has been made as described below, the New Lessee was in default of the Operating Lease as of January 1, 1996.

                   The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while management of Registrant
         solicited the consent of the Participants to a sale of the
         Property (the "Solicitation").  On July 26, 1996, the Partners
         mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS
         (the "Statement") requesting their authorization for a sale of the Property and forbearance in favor of the New Lessee. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange
         Commission as Schedule 14-A on July 25, 1996, and is incorporated herein by reference. If Registrant did forbear, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obliga-tions under the Operating Lease, including payment of Basic Rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Operating Lease was also to
         Garment Capitol Associates                                      7.
         March 31, 1998





         serve to insulate Registrant from third party liabilities at-tendant on property operations. Because the consent solicitation program included the continuation of the Operating Lease with the New Lessee, Registrant did not send a notice of default under the Operating Lease based on the failure of the New Lessee to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assess-ments.

                   Although the failure to pay the January 1, 1996, July 1, 1996 and January 1, 1997 real estate taxes and BID assessments also constituted a breach of Registrant's obligations under the Mortgage Loan, Apple Bank had agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements consummated in March 1996 between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) had personally borrowed from Apple Bank (a) on April 2, 1996, the sum of $1,012,274.18, equal to the January 1, 1996 real estate taxes and BID assessments and interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500 and (b) on June 28, 1996, the sum of $1,081,783.76 equal to the July 1, 1996 real estate taxes and BID assessment and (c) on December 31, 1996, the sum of $769,374.76 equal to the January 1, 1997 real estate taxes and BID assessment. The April 2, 1996 borrowing was used to fund a pro-tective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. The June 28, 1996 and December 31, 1996 borrowings were used to fund protective advances by Apple Bank to pay, respectively, the July 1, 1996 and January 1, 1997 Real Estate Taxes and BID assessments through the purchase of additional subordinate participating interests in the Mortgage Loan in such amounts. Interest and principal required to be paid on the protective advances and on any future protective advances have been paid by the New Lessee.

                   On January 29, 1997, Registrant received the consent of the Participants for the sale and forbearance program and for the liquidation of Registrant, as described in the Statement. See Note C and Item 2 hereof for a description of the services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.
         Garment Capitol Associates                                      8.
         March 31, 1998





                   Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as Agent, and Tirrem Management Company, Inc., collectively as Purchasers, to sell the Property to the Purchasers for $42,000,000, subject to adjustments (the "Contract of Sale"). The sale closed as of March 27, 1997. After priority allocation for certain payments, as more particu-larly described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New Lessee pursuant to the formula described in the Statement, as approved by the Participants. From its share of the proceeds, Registrant had made an initial distribution on March 31, 1997 of $27,000,000 to the Participants, and each holder of an original $10,000 Participa-tion, as reduced to $5,000, received an initial distribution of sale proceeds of $25,714, which included the return of the Participant's remaining original capital investment. On July 23, 1997, an additional distribution of $800,000 ($761.90 per $5,000 participation unit) was made to the Participants out of the proceeds of sale.

                   Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation, an escrow account, in the amount of $211,560 is being held by counsel.


         Note C - Supervisory Services

                   Registrant paid Counsel for supervisory services and disbursements (i) the basic payment of $42,500 per annum ("Basic Payment"); (ii) an additional annual basic payment of the first $37,500 of Additional Rent paid by Lessee in any lease year ("Additional Basic Payment"); and (iii) an additional payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash in-vestment in any year (the "Additional Payment"). The Additional Basic Payment was payable in each year only from Additional Rent received by Registrant from New Lessee. If Additional Rent in any year was inadequate to cover the Additional Basic Payment, such deficiency was payable in the following year in which Additional Rent was sufficient.

                   No remuneration was paid during the three month period ended March 31, 1998 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $21,360 during the eleven month period ended November 30, 1997. Registrant also paid Counsel $10,625 of the Basic Payment for supervisory services for the three month period ended
         March 31, 1997.
         Garment Capitol Associates                                      9.
         March 31, 1998





                   The supervisory services provided to Registrant by Counsel included legal, administrative and financial services.
         The legal and administrative services included acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disburse-ments, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

                   Counsel did not receive a Supervisory Fee based on sale proceeds allocated to Registrant but has been paid for its legal services in connection with the Statement and in connection with the sale. Counsel has also been paid legal fees by the New Lessee for various work in 1996 and 1997.

                   The respective interests of Messrs. Malkin, Keltner, and Shapiro, if any, in Registrant arose solely from the ownership of their respective participations in Registrant and Mr. Malkin's interests in the New Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee.
         However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his share of payments in respect of supervisory services and in respect of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and the New Lessee.

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

                   Registrant was organized solely for the purposes of acquiring the Property subject to the Operating Lease. Registrant was required to pay from Basic Rent the mortgage charges and supervisory services and to distribute the balance of such Basic Rent to the Participants. Pursuant to the Operating Lease, the holder of the leasehold interest thereunder had sole responsibil-ity for the condition, operation, repair, maintenance and manage-ment of the Property. Registrant did not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property. Registrant's results of operations were affected primarily by the amount of rent payable to it under the Operating Lease.
         Garment Capitol Associates                                     10.
         March 31, 1998





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

                   As a result of the Sale, on July 23, 1997, Registrant made a final distribution to the Participants of the remaining sales proceeds. At the closing of the sale pursuant to the Contract of Sale, the interests of Registrant, as lessor, and the New Lessee, as lessee, under the Operating Lease were assigned to the purchaser and the Operating Lease was terminated. There were no additional regular monthly distributions following the distri-bution on April 1, 1997 in respect of March 1997 rent under the Operating Lease.

                           Liquidity and Capital Resources

                                         N/A

                                      Inflation

                   Inflationary trends in the economy did not directly
         affect Registrant's operations, since as noted above, Registrant did not actively engage in the operation of the Property.
         Inflation may have affected the operations of the New Lessee.  The
         New Lessee was required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affected only the amount of Additional Rent payable by the New
         Lessee, which was based on the New Lessee's net operating profit.
         Garment Capitol Associates                                     11.
         March 31, 1998





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

                   On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S.
         District Court for the Southern District of New York against New
         Lessee, Original Lessee, Registrant's Partners and Counsel.
         Registrant is a nominal defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the alloca-tion of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December 8, 1997 and referred to in the preceding paragraph. Plaintiff's appeal of the order is

         Garment Capitol Associates                                     12.
         March 31, 1998





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

         Item 6.   Exhibits and Reports on Form 8-K.

              (a)  The exhibits hereto are being incorporated by reference.

              (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
         Garment Capitol Associates                                     13.
         March 31, 1998





                                     SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to Powers of Attorney, dated April 10, 1996 and May 14, 1998 (collectively, the "Power").



         GARMENT CAPITOL ASSOCIATES
         (Registrant)



         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-fact*


         Dated:  June 1, 1998


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-fact*


         Dated:  June 1, 1998








         ______________________
            *   Mr. Katzman supervises accounting functions for
                Registrant.
         Garment Capitol Associates                                     14.
         March 31, 1998





                                    EXHIBIT INDEX


         Number                     Document                       Page*

         3 (a) Registrant's Partnership Agreement, dated January 10, 1957, which was filed as Exhibit No. 1 to Registrant's Registration Statement on Form S-1 as amended (the "Registration Statement") effective
                      February 13, 1957 and assigned File No. 2-
                      13034, is incorporated by reference as an exhibit hereto.

         3 (b) Amended Business Certificate of Registrant effective as of January 1, 1996, reflecting a change in the partners of Registrant, which was filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated by reference as an exhibit hereto.

         24           Powers of Attorney dated April 10, 1996
                      and May 14, 1998 between Partners of
                      Registrant and Stanley Katzman and Richard
                      A. Shapiro.




















         ______________________
         *   Page references are based on a sequential numbering system.