Form 10-Q/A
period 1998-03-31
GARMENT CAPITOL ASSOCIATES
filed 1998-06-03
CIK 40023

FORM 10-Q-A

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
            Yes [ X ].  No [   ].


                An Exhibit Index is located on Page 3 of this Report.
               Number of pages (including exhibits) in this filing:




         Garment Capitol Associates                                     2.
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


         Dated:  June 3, 1998


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-fact*


         Dated:  June 3, 1998








         ______________________
            *   Mr. Katzman supervises accounting functions for
                Registrant.
         Garment Capitol Associates                                     3.
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

         24           Powers of Attorney dated April 10, 1996
                      and May 14, 1998 between Partners of
                      Registrant and Stanley Katzman and Richard
                      A. Shapiro.




















         ______________________
         *   Page references are based on a sequential numbering system.