Form 10-Q
period 1998-06-30
GARMENT CAPITOL ASSOCIATES
filed 1998-08-14
CIK 40023

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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
                                       (Unaudited)

                                  For the Three Months    For the Six Months
                                  Ended June 30,          Ended June 30,
                                  1998        1997        1998        1997
  Income:

     Basic rent, from a related
       party (Note B)      $      -0-   $       -0-  $    -0-       $260,780
     Dividend income              -0-        10,972       -0-         10,983
     Interest income              -0-           -0-       -0-         87,951
                            ---------     --------- ---------      ---------
       Total operating income     -0-        10,972       -0-        359,714
                            ---------     --------- ---------      ---------
  Expenses:

     Interest on mortgage         -0-           -0-       -0-         72,101
     Interest on loan             -0-           -0-       -0-         74,082
     Supervisory services, to a
       related party (Note C)     -0-           -0-       -0-         10,625
     Amortization of mortgage
       refinancing costs          -0-           -0-       -0-         25,838
                            ---------    ---------- ---------     ----------
       Total expenses             -0-           -0-       -0-        182,646
                            ---------    ---------- ---------     ----------
  Income from operations          -0-     $  10,972       -0-       $177,068

  Gain on sale of property
    on March 27, 1997             -0-           -0-       -0-     28,361,528
                            ---------     ---------- --------     ----------
  Net income for period           -0-    $   10,972       -0-    $28,538,596
                            =========     ========== ========    ===========
  Earnings per $5,000 partici-
     pation unit, based on 1,050
     participation units outstand-
     ing during the year    $     -0-    $    10.45       -0-     $27,179.62
                           ==========    ========== =========     ==========
  Distributions per $5,000 parti-
     cipation unit consisted of the
     following:

     Income                $      -0-     $     -0-       -0-     $25,904.10
                            =========     ========= ==========    ==========

  As of June 30, 1997, the investment of the Participants had been repaid in full. As of June 30, 1998, the Participants continue to hold pro rata interests in Registrant based on the original participating interests.




                                                                           3.
                       Garment Capitol Associates
                       Condensed Balance Sheet
                            (Unaudited)

 Assets                                   June 30, 1998    November 30, 1997
 Escrow Account held by
   Wien & Malkin LLP                      $   213,374         $   206,894
                                           ----------          ----------
   Total assets                           $   213,374            $206,894
                                           ==========          ==========
 Liabilities
   Accrued legal costs reserved
   re: pending litigation con-
   cerning sale of real estate            $   213,374         $   206,894
                                           ----------          ----------
       Total liabilities                      213,374             206,894
                                           ----------          ----------

 Capital:
   June 30, 1998                                  -0-                 -0-
   November 30, 1997                              -0-                 -0-
                                           ----------          ----------
     Total liabilities and capital:
       June 30, 1998                      $   213,374                 -0-
       November 30, 1997                          -0-         $   206,894
                                           ==========          ==========




                                                                            4.
                           Garment Capitol Associates
                       Condensed Statement of Cash Flows
                                    (Unaudited)


                                            January 1, 1998   January 1, 1997
                                               through           through
                                            June 30, 1998     June 30, 1997

    Cash flows from operating activities:

      Net income                             $      -0-       $ 28,538,596
      Adjustments to reconcile net income
        to cash provided by operating
        activities:
    Amortization of mortgage refinancing costs      -0-             25,838
    Gain on sale of property                        -0-        (28,361,528)
    Changes in operating liabilities:
    Change in accrued interest payable              -0-            (45,790)
    Change in prepaid interest                      -0-                 -0-
                                             ----------         -----------

      Net cash provided by
          operating activities                      -0-            157,116
                                             ----------         -----------
    Cash flows from investing activities:
      Advances to lessee                            -0-            (11,899)
      Payments from lessee                          -0-          2,863,433
      Proceeds from sale of property                -0-         30,861,528
                                             ----------         -----------
      Net cash provided by investing activities     -0-         33,713,062
                                             ----------         -----------

    Cash flows from financing activities:
      Cash distributions                            -0-        (27,199,304)
      Principal payments on first mortgage          -0-         (5,785,947)
    Change in due from lessee                       -0-                 -0-
                                             ----------         -----------

    Net cash used in financing activities           -0-        (32,985,251)
                                             ----------         -----------
    Net increase in cash                            -0-            884,927

    Cash, beginning of period                       -0-            115,992
                                             ----------         ----------

    Cash, end of period                      $      -0-         $1,000,919
                                             ==========         ==========

                                             January 1, 1998  January 1, 1997
                                                through          through
                                             June 30, 1998    June 30, 1997

    Cash paid for:
      Interest                                $       -0-      $   191,973
                                              ===========      ===========




         Garment Capitol Associates                                  5.
         June 30, 1998


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
         June 30, 1998


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
         June 30, 1998


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
         June 30, 1998


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

                   Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation, an escrow account, in the amount of $213,374 is being held by counsel.


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

                   No remuneration was paid during the six month period ended June 30, 1998 by Registrant to any of the Partners as such. Pursuant to the fee arrangements described herein, Registrant paid Counsel $21,360 during the eleven month period ended November 30, 1997. Registrant also paid Counsel $10,625 of the Basic Payment for supervisory services for the six month period ended June 30, 1997.




         Garment Capitol Associates                                  9.
         June 30, 1998


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




         Garment Capitol Assocates                                   10.
         June 30, 1998


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
         June 30, 1998


                             PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                   The Property of Registrant is the subject of the follow-ing pending litigation:

                   On October 4, 1996, the alleged holder of three participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Counsel. Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted that motion and dismissed the action by order and decision dated December 8, 1997. Plaintiff's appeal
         of that order is pending.   The complaint does not seek any relief
         against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel in an interest bearing account for the benefit of the New Lessee.

                   On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Counsel. Registrant is a nominal defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the federal proxy rules,




         Garment Capitol Associates                                  12.
         June 30, 1998


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
         June 30, 1998


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


         Dated: August 14, 1998


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



         By:  /s/ Stanley Katzman
              Stanley Katzman, Attorney-in-fact*


         Dated: August 14, 1998




         ______________________
            * Mr. Katzman supervises accounting functions for Registrant.




         Garment Capitol Associates                                  14.
         June 30, 1998


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

         24 Powers of Attorney dated April 10, 1996 and May 14, 1998 between Partners of Registrant and Stanley Katzman and Richard
                      A. Shapiro which were filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998 and is incorporated by reference as an exhibit hereto.













         ______________________
         *   Page references are based on a sequential numbering system.