Form 10-Q
period 1998-09-30
GARMENT CAPITOL ASSOCIATES
filed 1998-11-17
CIK 40023

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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
                                (Unaudited)

                                For the Three Months    For the Nine Months
                                Ended September 30,     Ended September 30,
                                   1998        1997     1998       1997
Income:
  Rent income, from a
   related party (Note B)     $     -0-  $      -0-    $     -0-   $  260,780
  Dividend income                   -0-       4,912          -0-       15,895
  Interest income                   -0-         -0-          -0-       87,951
                               --------- ----------    ----------  ----------
                 Total income       -0-       4,912          -0-      364,626
                               --------- ----------    ----------  ----------
Expenses:
  Interest on mortgage              -0-         -0-          -0-       72,101
  Interest on loan                  -0-         -0-          -0-       74,082
  Supervisory services, to a
   related party (Note C)           -0-         -0-          -0-       10,625
  Amortization of mortgage
    refinancing costs               -0-         -0-          -0-       25,838
                               --------- ----------   ----------  -----------
                Total expenses      -0-         -0-          -0-      182,646
                               --------- ----------   ----------  -----------
Income from operations              -0-       4,912          -0-      181,980

Gain on sale of property
    on March 27,1997                -0-         -0-          -0-   28,361,528
                               --------- ----------   ----------  -----------
Net income for period         $     -0-  $    4,912   $      -0-  $28,543,508
                               ========= ==========   ==========  ===========
Earnings per $5,000
    participation unit,
    based on 1,050 participation
    units outstanding
    during the year           $     -0-  $     4.68   $      -0-  $27,184.29
                              ========== ==========   ==========  ==========
    Distributions per $5,000
       participation consisted
       of the following:
       Income                 $     -0-  $      -0-   $      -0-  $26,666.00
                              =========  ==========   ==========  ==========

        As of September 30, 1997, the investment of the Participants had been repaid in full. As of September 30, 1998, the Participants continue to hold pro rata interests in Registrant based on the original participating interests.

                          Garment Capitol Associates
                            Condensed Balance Sheet
                                 (Unaudited)


Assets                            September 30, 1998      November 30, 1997
Escrow Account held by
  Wien & Malkin LLP                   $  216,135              $   206,894
                                      ----------              -----------
  Total Assets                           216,135                  206,894
                                      ==========              ===========

Liabilities
  Accrued legal costs reserved
    re: pending litigation
    concerning sale of real estate       216,135                  206,894
                                      ----------              -----------
        Total liabilities             $  216,135              $   206,894
                                      ==========              ===========
Capital
  September 30, 1998                         -0-                      -0-
  November 30, 1997                          -0-                      -0-
                                      ----------              -----------
   Total liabilities and capital:
        September 30, 1998               216,135                      -0-
        November 30, 1997                    -0-                  206,894
                                      ==========              ===========

                          Garment Capitol Associates
                        Condensed Statement of Income
                                 (Unaudited)

                                   January 1, 1998         January 1, 1997
                                       through                 through
                                  September 30, 1998      September 30, 1997
Cash flows from operating
  activities:
     Net income                                -0-             $28,543,508
       Adjustments to reconcile
         net income to cash provided
         by operating activities:
       Amortization of mortgage
         refinancing costs                     -0-                  25,838
       Gain on sale of property                -0-             (28,361,528)
	Change in operating liabilites:
        Change in accrued interest payable     -0-                 (45,790)
                                           ----------           -----------
	  Net cash provided by
          operating activities                 -0-                 162,028
                                           ----------           -----------

Cash flows from investing activities:
        Advances to lessee                     -0-                 (11,899)
        Payments from lessee                   -0-               2,863,433
        Proceeds from sale of property         -0-              30,861,528
                                           ----------           -----------

	Net cash provided by investing
          activities                           -0-              33,713,062
                                           ----------          ------------

Cash flows from financing activities:
        Cash distributions                     -0-             (27,999,304)
	Principal payments on
          first mortgage                       -0-              (5,785,947)
                                           ----------          ------------
	Net cash used in financing
          activities                           -0-             (33,785,251)
                                           ----------          ------------
        Net increase in cash                   -0-                  89,839

Cash, beginning of period                      -0-                 115,992
                                           ----------          ------------
Cash, end of period                     $      -0-            $    205,831
                                           ==========          ============
                                        Jan. 1, 1998           Jan. 1,1997
                                          through                through
                                       Sept. 30, 1998         Sept.30, 1997
Cash paid for:
        Interest                        $      -0-            $    191,973
                                           ==========          ============

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

		In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to 4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Operating Lease. The shares in the New
Lessee were owned by the partners in the Original Lessee, except that a substantial portion of the shares originally owned by Peter L.
Malkin is held for the benefit of members of his family but he retains voting control.

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

		Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $216,135, is being held by counsel.


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

		No remuneration was paid during the nine month period ended September 30, 1998 by Registrant to any of the Partners as such.
Pursuant to the fee arrangements described herein, Registrant paid
Counsel $21,360 during the eleven month period ended November 30, 1997. Registrant also paid Counsel $10,625 of the Basic Payment for supervisory services for the nine month period ended September 30, 1998.

		The supervisory services provided to Registrant by Counsel included legal, administrative and financial services. The legal and administrative services included acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Finan-cial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

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

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations.

		Registrant was organized solely for the purposes of acquiring the Property subject to the Operating Lease. Registrant was required to pay from Basic Rent the mortgage charges and supervisory services and to distribute the balance of such Basic Rent to the Participants. Pursuant to the Operating Lease, the holder of the leasehold interest thereunder had sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant did not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property. Registrant's results of operations were affected primarily by the amount of rent payable to it under the Operating Lease.

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

		As a result of the Sale, on July 23, 1997, Registrant made a final distribution to the Participants of the remaining sales proceeds. At the closing of the sale pursuant to the Contract of Sale, the interests of Registrant, as lessor, and the New Lessee, as lessee, under the Operating Lease were assigned to the purchaser, and the Operating Lease was terminated. There were no additional regular monthly distributions following the distribution on April 1, 1997 in respect of March 1997 rent under the Operating Lease.

                       Liquidity and Capital Resources

                                     N/A

                                  Inflation

		Inflationary trends in the economy did not directly affect Registrant's operations, since, as noted above, Registrant did not actively engage in the operation of the Property. Inflation may have affected the operations of the New Lessee. The New Lessee was required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affected only the amount of Additional Rent payable by the New Lessee, which was based on the New Lessee's net operating profit.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

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



GARMENT CAPITOL ASSOCIATES
(Registrant)




By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*


Dated: November   , 1998




	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.




By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*



Dated: November   , 1998



__________________________
*       Mr. Katzman supervises accounting functions for Registrant.

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

















_____________________
*  Page references are based on a sequential numbering system.