Form 10-Q/A
period 1998-09-30
GARMENT CAPITOL ASSOCIATES
filed 1999-04-01
CIK 40023

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

        An Exhibit Index is located on Page 5 of this Report.
        Number of pages (including exhibits) in this filing:  7


                         PART I.  FINANCIAL INFORMATION


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


        Year 2000 Issues

		Pursuant to SEC Release No. 33-7558, the Securities and Exchange Commission ("SEC") has instructed registrants to make suitable disclosure regarding year 2000 readiness. Accordingly, Registrant reports the following:

        Registrant has liquidated its assets and distributed the proceeds except for a designated cash reserve. Registrant conducts no operations. In these circumstances, Registrant anticipates no further requirements for year 2000 readiness.

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


        Dated: March 31, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



        By:  /s/ Stanley Katzman
             Stanley Katzman, Attorney-in-fact*


        Dated: March 31, 1999










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

        3 (b) Amended Business Certificate of Registrant filed with the Clerk of New York County on August 13, 1998 reflecting a change in the Partners of Registrant effective as of April 15, 1998.

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

                It is hereby further certified that this amended certificate is made for the purposes of more accurately setting forth the facts recited in the original certificate or the last amended certificate and to set forth the following changes in such facts;


        STANLEY KATZMAN, residing at 30 East 62nd Street, New York, New York 10021, has been succeeded as a member of Garment Capitol Associates by THOMAS N. KELTNER, JR., residing at 1111 Park Avenue, New York, New York 10128.

        JOHN L. LOEHR, residing at 286 Alpine Circle, River Vale, New Jersey 07675 has been succeeded as a member of Garment Capitol Associates by RICHARD A. SHAPIRO, residing at 38 Flint Avenue, Larchmont, New York 10538.


        The members of GARMENT CAPITOL ASSOCIATES now consist of:

        Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro.


	In Witness Whereof, the undersigned have as of this 15th day of April, 1998, made and signed this certificate.



        s/s Peter L. Malkin             /s Richrd A. Shapiro
            PETER L. MALKIN                RICHARD A. SHAPIRO

        s/s Thomas N. Keltner, Jr.      s/s Stanley Katzman
            THOMAS N. KELTNER, JR.          STANLEY KATZMAN

        s/s John L. Loehr
            JOHN L. LOEHR

        State of New York, County of New York       ss.:


                On this 29th day of July, 1998, before me personally appeared STANLEY KATZMAN, JOHN L. LOEHR, THOMAS N. KELTNER, JR., RICHARD A. SHAPIRO and PETER L. MALKIN, to me known and known to me to be the individual described in and who executed the foregoing certificate, and they thereupon duly acknowledged to me that they executed the same.




							s/s Notary Public
							    Notary Public