Form 10-K
period 1998-12-31
GARMENT CAPITOL ASSOCIATES
filed 1999-04-16
CIK 40023

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        (Mark One)

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998

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

        An Exhibit Index is located on pages 36 through 38 of this Report. Number of Pages (including exhibits) in this filing: 39


        PART I

        Item 1. Business.

        (a) General

		Registrant, a partnership, was organized on January 10, 1957. On May 1, 1957, Registrant acquired fee title to the Garment Capitol Building (the "Building") and the land thereunder, located at 498 Seventh Avenue, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro (individually, a "Partner" and, collectively, the "Partners"), each of whom also acts as agent for holders of participations in their respective partnership interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants"). As described below, the Property has been sold and distributions from sale proceeds has been made to the Participants.

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

		Based on advice from legal counsel, the partnership was terminated on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation, an escrow account, in the amount of $207,983 is being held by counsel. See Item 3 hereto.

		(b)	The Operating Lease

		Under the Operating Lease, the New Lessee paid (i) annual basic rent of $1,090,000 (the "Basic Rent") to Registrant and (ii) additional rent equal to 50% of New Lessee's net operating profit in excess of $200,000 for each Operating Lease year (the "Additional Rent").

		Additional Rent income was recognized when earned from the New Lessee, at the close of the lease year ending April 30. Such income, if any, was not determined until the New Lessee, pursuant to the Operating Lease, rendered to Registrant a certified report on the operation of the Property. The Operating Lease required that this report be delivered to Registrant annually within 60 days after the end of each such lease year.
        All Additional Rent income and certain supervisory service expense could only be determined after the receipt of such report. The Operating Lease did not provide for the New Lessee to render interim reports to Registrant, so no Additional Rent income was reflected for the period between the end of the Operating Lease year and the end of Registrant's fiscal year. There was no additional rent for the eleven months ended November 30, 1997 and for the fiscal year ended December 31, 1996. See Note 4 of Notes.

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

		Since the sale of the Building in March, 1997, no operations have been conducted at the Building directly or indirectly for the account of Registrant or the New Lessee.

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


        Item 3.         Legal Proceedings.

		The Property of Registrant is the subject of the following pending litigation:

		On October 4, 1996, the alleged holder of three participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Counsel. Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted that motion and dismissed the action by order and decision dated December 8, 1997. Upon plaintiff's appeal of that order U.S. Court of Appeals affirmed in part and reversed in part the
        dismissal of the action.   The complaint does not seek any relief
        against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel.

		On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Counsel. Registrant is a nominal defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December 8, 1997 and referred to in the preceding paragraph. Upon plaintiff's appeal of the order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.

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

        [SELECTED FINANCIAL DATA]



        Item 6.

                                   GARMENT CAPITOL ASSOCIATES

                                     SELECTED FINANCIAL DATA


                                         Years ended December 31,
                           1998         1997        1996        1995        1994

Basic rent income......$     -    $   257,850 $1,090,000  $1,090,000  $1,090,000
Additional rent income.      -           -          -           -           -

Interest income........      -         87,951    140,266        -           -

Dividend income.......    11,829       17,533         43       3,027       7,994

   Total revenue.. ... $  11,829  $   363,334 $1,230,309  $1,093,027  $1,097,994

Gain on sale of real
  estate ............  $      -   $28,164,634 $     -     $     -     $     -

Net income...........  $      -   $28,334,587 $  693,299  $  693,538  $  691,708


Earnings per $5,000 participation
 unit, based on 1,050 participa-
 tion units outstanding during
 the year:
 Income from operations$      -   $       162  $      660 $      661  $      659
    Gain on sale of real
       estate.. ......        -        26,823         -           -          -

      Net income.....  $      -   $    26,985  $      660 $      661  $      659

Total assets.........  $ 207,983  $   206,894  $5,496,454 $2,642,224  $2,865,967


Long-term obligations..$      -   $      -     $     -    $2,912,936  $     -



Distributions per $5,000 par-
 ticipation unit, based on 1,050
 participation units outstanding
 during the year:
   Income............  $      -   $    26,666  $      569 $      583  $      583
   Return of capital..        -            -           -           -           -

   Total distributions $      -   $    26,666  $      569 $      583  $      583


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

Peter L. Malkin 65      None    Attorney-at-Law;  Partner       1983
                                Real Estate       Wien & Malkin
                                                  LLP

Thomas N. Keltner,
         Jr.    52      None    Attorney-at-Law;  Partner       1998
                                Real Estate       Wien & Malkin
                                                  LLP


Richard A. Shapiro
                53      None    Attorney-at-Law;  Partner       1998
                                Real Estate       Wien & Malkin
                                                  LLP

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

        Thomas N. Keltner, Jr. is a joint venturer in Navarre-
        500 Building Associates; and a general partner in Empire
        State Building Associates and 60 East 42nd St.
        Associates; and

        Richard A. Shapiro is a general partner in Empire State
        Building Associates and 60 East 42nd St. Associates; and

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

		Counsel did not receive a supervisory fee based on sale proceeds allocated to Registrant but has been paid for its legal services in connection with the Statement, the sale, and various legal and other services rendered to Registrant since the date of sale. Counsel has also been paid legal fees by the New Lessee for various work in 1996 and 1997.


        Item 12.        Security Ownership of Certain
        Beneficial Owners and Management.

		(a)	Registrant had no voting securities (see Item 5
                        hereof).

		(b)	The Partners (see Item 10 hereof) beneficially
                owned, directly or indirectly, the following Participations:


                        Name & Address  Amount of
                        of Beneficial   Beneficial      Percent
        Title of Class      Owners      Ownership       of Class

        Participations  Thomas N. Keltner, Jr.  $ 2,500 .0476%
        in Partnership  1111 Park Avenue
        Interests       New York, NY 10128

                        Peter L. Malkin  $42,500        .8095%
                        21 Bobolink Lane
                        Greenwich, CT  06830

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


        Item 13.        Certain Relationships and Related Transactions.

		(a)	As stated in Item 1 hereof, Peter L. Malkin,
        Thomas N. Keltner, Jr. and Richard A. Shapiro were the three Partners in Registrant and also acted as agents for the Par-ticipants in their respective partnership interests. Mr. and Mrs. Malkin were also among the partners in the Original Lessee and shareholders in the New Lessee. Because one of the three Partners and his wife were partners in the Original Lessee and shareholders in the New Lessee and all three Partners are members of Counsel (which represents Registrant and Original Lessee), certain actual or potential conflicts of interest may have arose with respect to the management and administration of the business of Registrant. Conflicts may have also existed in connection with the sale of the Property. Under the respective Participating Agreements pursuant to which the Partners acted as agents for the Participants, certain transactions required the prior consent from Participants owning a specified interest under the agreements in order for the Agents to act on their behalf. Such transactions included modifications and extensions of the Operating Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets. As noted in Item 1(a) above, the sale of the Property, as part of the Sale and Forbearance Program described in the Statement, had been approved by the Participants and the closing of the sale was on March 27, 1997.

		Reference is made to Items 1 and 2 hereof for a description of the terms of the Operating Lease between Registrant and the New Lessee. The respective interests of Messrs. Shapiro, Keltner and Malkin, if any, in Registrant arose solely from the ownership of their respective participations in Registrant. The respective interests of Mr. and Mrs. Malkin in Original Lessee and New Lessee arose solely from the ownership of their respective partnership interests in Original Lessee and shares in New Lessee. The Partners (and Mrs. Malkin) received no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Original Lessee and shareholders in New Lessee. However, each of the Partners, by reason of his respective interest in Counsel, was entitled to receive his share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Original Lessee. See Item 11 hereof for a description of the renumeration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel. Counsel has also been paid fees for legal services rendered to the New Lessee in connection with certain of its operations during 1996 and 1997.

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

                PART IV

        Item 14.        Exhibits, Financial Statement
        Schedules and Reports on Form 8-K.

		(a)(1)  Financial Statements:

        Consent of Jacobs Evall & Blumenfeld LLP, Certified
        Public Accountants, dated January 31, 1999.

        Accountant's Report of Jacobs Evall & Blumenfeld LLP,
        Certified Public Accountants, dated January 29, 1999.

        Balance Sheets at December 31, 1998 and at December 31,
        1997 (Exhibit A).

        Statements of Income for the years ended December 31, 1998, 1997 and 1996 (Exhibit B).

        Statement of Partners' Capital Deficit for the eleven months ended November 30, 1997 (Exhibit C-1).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1996 (Exhibit C-2).

        Statements of Cash Flows for fiscal year ended December
        31, 1998, 1997 and 1996 (Exhibit D).

        Notes to Financial Statements for the fiscal year ended
        December 31, 1998, 1997 and 1996.

		(2)	Financial Statement Schedules:

		List of Omitted Schedules.

                (3)     Exhibits:  See Exhibit Index.

        [LETTERHEARD OF
         JACOBS EVALL & BLUMENFELD LLP
         CERTIFIED PUBLIC ACCOUNTANT]







                                              January 31, 1999



        Garment Capitol Associates
        New York, N.Y.



        We consent to the use of our independent accountants' report dated January 29, 1999, covering our audits of the accompanying financial statements of Garment Capitol
        Associates in connection with and as part of your December 31, 1998 annual report (Form 10-K) to the Securities and Exchange Commission.






                             Jacobs Evall & Blumenfeld LLP
                             Certified Public Accountants

        INDEPENDENT ACCOUNTANTS' REPORT




        To the participants in Garment Capitol Associates
        (a Partnership)
        New York, N. Y.


        We have audited the accompanying balance sheets of Garment Capitol Associates (the "Company") as of December 31, 1998 and 1997, and the related statements of income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garment Capitol Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






                           Jacobs Evall & Blumenfeld LLP
                           Certified Public Accountants


        New York, N. Y.
        January 29, 1999

                                                                     EXHIBIT A
                           GARMENT CAPITOL ASSOCIATES

                                 BALANCE SHEETS

                                  A S S E T S


                                                    December 31,
                                           1998                    1997
Current Assets:
  Cash and cash equivalents:
    Escrow account held by Wien
     & Malkin LLP (Note 10)...........  $  207,983              $  206,894

          TOTAL CURRENT ASSETS........     207,983                 206,894

          TOTAL ASSETS................  $  207,983              $  206,894


                           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accrued legal costs reserved re: pending
   litigation concerning sale of real
   estate (Notes 9 and 10)............ $  207,983              $  206,894

          TOTAL LIABILITIES...........    207,983                 206,894

Partners' capital (Exhibit C).........        -                       -

          TOTAL LIABILITIES AND PARTNERS'
           CAPITAL.................... $  207,983              $  206,894






























	See accompanying notes to financial statements.

                             EXHIBIT B

                                  GARMENT CAPITOL ASSOCIATES

                                     STATEMENTS OF INCOME



                                            Year ended December 31,
                                         1998             1997            1996

Revenues:

  Rent income, from a related
   party (Note 4)..................$      -          $   257,850     $1,090,000
  Interest income..................       -               87,951        140,266
  Dividend income..................     11,829            17,533             43

                                        11,829           363,334      1,230,309


Expenses:

  Interest on mortgage (Note 3)....       -              146,183        466,323

  Supervisory services, to a
   related party (Note 5)...........      -               21,360         42,500

  Legal fees, to a related party
   (Note 5)....................        11,829              -              -

  Amortization of mortgage
   refinancing costs (Note 2b).....       -               25,838         28,187

                                        11,829           193,381        537,010

     Income from operations........       -              169,953        693,299

Gain on sale of real estate (Note 9).     -           28,164,634              -

     NET INCOME, CARRIED TO PARTNERS'
        CAPITAL DEFICIT (NOTE 8).. $      -          $28,334,587     $  693,299



Earnings per $5,000 participation
 unit, based on 1,050 participation
 units outstanding during each year:

   Income from operations.......   $      -          $       162     $      660
   Gain on sale of real estate...         -               26,823              -

          NET INCOME............   $      -          $    26,985     $      660











	See accompanying notes to financial statements.

                                                                   EXHIBIT C-1
                                  GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  YEAR ENDED DECEMBER 31, 1998


                        Partners'
                  capital (deficit) Share of                  Partners' capital
                  January 1, 1998  net income  Distributions  December 31, 1998


Richard A. Shapiro Group
 (formerly John L.
  Loehr Group)...... $       -      $         -   $         -       $        -

Peter L. Malkin Group
 (formerly Stanley
  Katzman Group)....         -                -             -                -

Thomas N. Keltner, Jr. Group
 (formerly Stanley
  Katzman Group)....         -                -             -                -


                     $       -      $         -   $         -       $        -




































	See accompanying notes to financial statements.

                                                                  EXHIBIT C-2
                                  GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  YEAR ENDED DECEMBER 31, 1997



                     Partners'
                  capital (deficit)  Share of                  Partners' capital
                   January 1, 1997  net income  Distributions  December 31, 1997



  John L. Loehr Group..$(111,761)  $ 9,444,862   $ 9,333,101       $        -

Peter L. Malkin Group.. (111,761)    9,444,862     9,333,101                -

Stanley Katzman Group.. (111,761)    9,444,863     9,333,102                -


                       $(335,283)  $28,334,587   $27,999,304       $        -









































	See accompanying notes to financial statements.

                                                                  EXHIBIT C-3
                                  GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  YEAR ENDED DECEMBER 31, 1996



                     Partners'                                    Partners'
               capital (deficit)   Share of                  capital (deficit)
                January 1, 1996   net income  Distributions  December 31, 1996



John L. Loehr Group (formerly
 Donald A. Bettex
   Group).........  $(143,557)    $  231,100    $  199,304     $(111,761)

Peter L. Malkin Group(143,557)       231,100       199,304      (111,761)

Stanley Katzman Group
 (formerly Martin D. Newman
  Group)...........  (143,556)       231,099       199,304      (111,761)


                    $(430,670)    $  693,299    $  597,912     $(335,283)






































	See accompanying notes to financial statements.

                              EXHIBIT D
                                    GARMENT CAPITOL ASSOCIATES

                                     STATEMENTS OF CASH FLOWS



                                                Year ended December 31,
                                           1998             1997         1996

Cash flows from operating activities:
  Net income......................... $      -       $ 28,334,587   $   693,299
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization of mortgage refinancing
      costs (Note 2c)................        -             25,838        28,187
     Gain on sale of real estate.....        -        (28,164,634)         -
     Changes in operating liabilities:
       Accrued interest payable......        -            (45,790)       18,884
       Accrued legal fees reserved
        re: pending litigation.......       1,089         206,894          -

             Net cash provided by
              operating activities...       1,089         356,895       740,370

Cash flows from investing activities:
  Payments from (advances to)
   lessee, net (Note 9)..............        -          2,854,624    (2,854,624)
   Net proceeds from sale of real estate.    -         30,664,634          -

             Net cash provided by (used in)
              investing activities.......    -         33,519,258    (2,854,624)

Cash flows from financing activities:
  Cash distributions.....................    -        (27,999,304)     (597,912)
  Principal payments on first mortgage
      payable............................    -         (5,785,947)     (123,473)
  Proceeds from issuance of long-term
   debt re: protective advances (Note 9).    -               -        2,863,432

           Net cash provided by (used in)
              financing activities.......    -        (33,785,251)    2,142,047

             Net increase in cash
              and cash equivalents......   1,089           90,902        27,793

Cash and cash equivalents, beginning
      of year......................      206,894          115,992        88,199

             CASH AND CASH EQUIVALENTS,
              END OF YEAR..........  $   207,983     $    206,894  $    115,992


Supplemental disclosures of cash flow information:

                                        1998             1997        1996
  Cash paid for:
    Interest........................       -         $   191,973  $   447,439






	See accompanying notes to financial statements.

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS




   1.   Business Activity

        Garment Capitol Associates ("Associates") is a general partnership which, until March 27, 1997, owned commercial property situated at 498 Seventh Avenue, New York, New York (the "Property"). Through December 28, 1995 the Property was net leased to 498 Seventh Avenue Associates (the "Original Lessee"). Effective December 29, 1995 the operating lease was assigned to 4987 Corporation (the "New Lessee") (see Note 4). On March 27, 1997 Associates sold the Property and discontinued operations. See Note 9. Associates does not currently engage in a formal business activity except insofar as it relates to the outcome of the litigation referred to in Note 10.




   2.   Summary of Significant Accounting Policies

        a. Cash and Cash Equivalents:

           Cash and cash equivalents include amounts held by Wien & Malkin LLP (see Note 5) in escrow on December 31, 1998 as a reserve to cover possible legal costs for pending litigation in which Associates is named as a defendant (see Note 10).

        b. Mortgage Refinancing Costs and Amortization:

           Mortgage refinancing costs were incurred in connection with the December 1, 1992 refinancing of the first mortgage payable (see
           Note 3), and were being charged to income ratably over the five year term of the first mortgage. The unamortized balance was written off in 1997, when the Property was sold (Note 1) and the balance of the first mortgage was paid.

        c. Use of Estimates:

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




   3.   First Mortgage Payable
        On November 30, 1987, a first mortgage was placed on the Property with Apple Bank for Savings in the amount of $3,485,000. Annual mortgage charges were $348,500, payable in equal monthly installments, applied first to interest at the rate of 9-1/2% per annum and the balance to principal. The mortgage was scheduled to mature on December 1, 1992 with a balance of $3,376,341 but was extended until June 16, 1993, when the bank issued a commitment to extend and modify the mortgage for a five-year period from December 1, 1992 through December 1, 1997. The closing, which had been delayed, occurred on March 23, 1995. The terms of the extended mortgage include provision for constant monthly payments totaling $447,316 per annum, including interest at the rate of 10 1/2% per annum from November 1, 1993 through November 30, 1994, and constant payments totaling $449,586 per annum, including interest at the rate of 10.6% per annum from December 1, 1994 through maturity. The constant payments were based on a fifteen year amortization

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



   3.   First Mortgage Payable (continued)

        schedule. Payments of principal and interest made subsequent to the original maturity date (December 1, 1992) were reapplied according to these new repayment terms and, at the closing, a retroactive payment of $218,081 was made to bring the payments current with the new mortgage schedule. The balance of the mortgage at December 31, 1996 was scheduled to be $2,912,936. However, protective advances by the Fee Mortgagee in 1996 (see Note 9) increased the mortgage payable balance to $5,785,947. Interest only on the increased mortgage amounts were also payable monthly at the rate of 10.6% per annum through maturity. In accordance with the Solicitation, interest on the protective advances were payable by the New Lessee so long as the lease continued in effect; the principal of the protective advances was collectible from the proceeds of the sale of the Property.

        The Property was sold on March 27, 1997 and proceeds from the sale were used to pay the first mortgage and the protective advances in full.



   4.   Related Party Transactions - Rent Income

        Rent income for the period of ownership of the Property in 1997 (Note 1) and for the year ended December 31, 1996 was earned pursuant to the terms of a net operating lease dated May 1, 1957 (the "Operating
        Lease") with the Original Lessee.

        For the period January 1, 1997 through March 27, 1997 and for the year ended December 31, 1996, no additional rent was earned from the Original Lessee or the New Lessee for its lease years ended April 30, 1997 and 1996.

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

        The shares in the New Lessee were owned by the partners in the Original Lessee and a partner in Associates was also a partner in the Original Lessee.



   5.   Related Party Transactions - Supervisory Services And Legal Fees

        Supervisory services (including disbursements and cost of regular accounting services) for the period January 1, 1997 through March 27, 1997 and for the year ended December 31, 1996, totaling $21,360 and $42,500, respectively, were paid to the firm of Wien & Malkin LLP.
        Fees for supervisory services were paid pursuant to an agreement, which amount was based on a rate of return of investment achieved by the participants in Associates each period.

        Legal fees and disbursements of $11,829 for the year ended December 31, 1998 were incurred for services rendered by the firm of Wien & Malkin LLP.

        Some members of that firm are also partners in Associates.

        See Notes 9 and 10 for additional related party transactions in connection with the sale of the Property and amounts held in escrow as a reserve against possible legal costs.

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



   6.   Number of Participants

        There were approximately 900 participants in the participating groups at December 31, 1998, 1997 and 1996.




   7.   Determination of Distributions to Participants

        Distributions to participants represent mainly proceeds from the sale of the Property and the excess of rent income received over the mortgage requirements, as anticipated, and expenses paid or accrued.




    8.  Distributions and Amount of Income per $5,000 Participation Unit

        Distributions per $5,000 participation unit during the years ended December 31, 1997 and 1996, based on 1,050 participation units outstanding during each year, totaled $26,666 and $569, respectively. All such distributions consisted of income only. Distributions in 1997 include $26,476 per $5,000 unit resulting from proceeds on the sale of the Property. See Note 9. There were no distributions made in 1998.

        Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

        For income tax purposes in 1997, the reserve for contingent future legal costs in the amount of $206,894, deducted for financial statement purposes in 1997 from the gain on sale of real estate, ($197 per $5,000 participation unit, based on $1,050 participant units outstanding in
        1997) was not deductible; the gain on the sale of real estate in 1997 for income tax purposes was $28,371,528.

        For income tax purposes in 1998, the additional reserve for contingent future legal costs taken for financial statement purposes in the amount of $1,089 ($1 per $5,000 participation unit), was not deductible.



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

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



   9. Sale of the Property on March 27, 1997 and Preceding Events Regarding Default by New Lessee of the Operating Lease and Breach of Associates' Obligations Under the Fee Mortgage (continued)

        The New Lessee requested that Associates forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the 1/1/96
        Real Estate Taxes, while management of Associates solicited the consent of its participants to a sale of the Property (the "Solicitation").
        In connection with Associates' forbearance, the New Lessee agreed to cooperate fully with Associates in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of the Basic Rent, to enable Associates to continue its monthly distributions to the participants, pay its supervisory fee and pay its monthly mortgage obligation.

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

        On July 26, 1996 management completed its Solicitation, in which it expressed its belief that the Property could not be operated on a profitable basis without significant capital improvements; it also opined that the program to sell the Property would permit Associates to liquidate its investment in an orderly fashion and avoid the necessity of raising additional capital from the participants and o thers to support and renovate the Property while avoiding litigation costs and the risk of loss of the Property through a Fee Mortgage foreclosure.

        On January 29, 1997 Associates, having received authorization from its participants to sell the Property, entered into a contract of sale of the Property at a selling price of $42,000,000. Such sale w as concluded on March 27, 1997, at which time the first mortgage was paid in full and Associates discontinued operations. In accordance with the Solicitation, the proceeds of sale were allocated between Associates and the New Lessee, with Associates receiving $32,681,200 and the New Lessee receiving $9,318,800.

        The gain on sale of real estate is computed as follows:

        Sales proceeds allocated to Associates.................... $32,681,200

          Less: costs of sale:
            Building, net of depreciation........... $        -
            Land....................................  2,500,000
            Closing costs...........................  1,809,672      4,309,672

                                                                    28,371,528

          Less: accrued legal costs reserved
                 re: pending litigation (see Note 10)....              206,894

        Gain on sale of real estate......................          $28,164,634


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

        To reserve against possible legal costs associated with the aforementioned pending litigation Associates has set aside $207,983 at December 31, 1998 in an escrow account held by Wien & Malkin LLP, a related party. Of that amount $1,089 was reserved in 1998 and the balance, $206,894, was reserved and charged in the accompanying 1997 financial statements against the gain on the sale of real estate
        (Note 9).

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

		The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Partners in Registrant, pursuant to a Power of Attorney, dated April 10, 1996 and May 14, 1998 (collectively the "Power").


        GARMENT CAPITOL ASSOCIATES (Registrant)


        By /s/ Stanley Katzman
           Stanley Katzman, Attorney-in-Fact

        Date:  April 16, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

        By /s/ Stanley Katzman
           Stanley Katzman, Attorney-in-Fact*



        Date:  April  16, 1999









        _________________________________
        *       Mr. Katzman supervises accounting functions for Registrant.

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

        3 (b)   Amended Business Certificate of
                Registrant, reflecting a change in
                the partners of Registrant effective
                as of April 15, 1998, which was
                filed as Exhibit 3(b) to
                Registrant's Amended 10-Q for the
                quarter ended September 30, 1998 and
                is incorporated by reference as an
                exhibit hereto.

        ______________________________________
        Page references are based on sequential numbering system.

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



        __________________________________
        Page references are based on sequential numbering system.

                Number          Document        Page*


        24      Power of Attorney dated April 10,
                1996 and May 14, 1998, between
                Partners of Registrant and Stanley
                Katzman and Richard A. Shapiro,
                attached as Exhibit 24 to
                Registrant's 10-Q for the Quarter
                ended March 31, 1998 and is
                incorporated by reference as an
                exhibit hereto.

        27      Financial Data Schedule of
                Registrant for the fiscal year ended
                December 31, 1998.

























        ____________________________________
        *       Page references are based on sequential numbering system.