Form 10-Q
period 1999-03-31
GARMENT CAPITOL ASSOCIATES
filed 1999-05-28
CIK 40023

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

        [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

An Exhibit Index is located on Page 12 of this Report.
Number of pages (including exhibits) in this filing: 12




                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             Garment Capitol Associates
                            Condensed Statement of Income
                                    (Unaudited)

                                                   For the Three Months
                                                      Ended March 31,
                                                    1999           1998
Income:
  Basic rent income, from a
   related party (Note B)                     $     -0-       $      -0-
  Dividend income                                 2,301              -0-
  Interest income                                   -0-              -0-
						---------	----------
                   Total income                   2,301              -0-
						---------	----------
Expenses:
  Interest on mortgage                              -0-              -0-
  Supervisory services, to a
    related party (Note C)                          -0-              -0-
  Amortization of mortgage
    refinancing costs                               -0-              -0-
  Legal fees                                      4,418              -0-
						---------	----------
                   Total expenses                 4,418              -0-
						---------	----------

Net loss for period                           $  (2,117)      $      -0-
						=========	==========
Earnings per $5,000
	participation unit, based on
	1,050 participation units
        outstanding during the year           $   (2.02)      $      -0-
						=========	==========
Distributions per $5,000
	participation consisted of
	the following:

        Income                                $     -0-       $      -0-
						=========	==========

As of March 31, 1999, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests.


                             Garment Capitol Associates
                              Condensed Balance Sheet
                                    (Unaudited)


Assets                                  March 31, 1999  December 31, 1998
Escrow Account held by
  Wien & Malkin LLP                     $  205,866      $   207,983
					----------	-----------
  Total Assets                             205,866          207,983
					==========	===========

Liabilities
  Accrued legal costs reserved
   re: pending litigation
   concerning sale of real estate	   205,866	    207,983
					----------	-----------
        Total liabilities               $  205,866      $   207,983
					==========	===========
Capital
  March 31, 1999                            -0-              -0-
  December 31, 1998                         -0-              -0-
					----------	-----------
   Total liabilities and capital:
        March 31, 1999                     205,866              -0-
        December 31, 1998                   -0-             207,983
					==========	===========



                             Garment Capitol Associates
                           Condensed Statement of Income
                                    (Unaudited)

                                        January 1, 1999 January 1, 1998
                                             through        through
                                         March 31, 1999  March 31, 1998
Cash flows from operating
  activities:
        Net loss                          $   (2,117)     $     -0-
	Adjustments to reconcile
	  net income to cash provided
	  by operating activities:
Amortization of mortgage
  refinancing costs                             -0-             -0-
Gain on sale of property			-0-		-0-
Changes in operating liabilities:
Change in accrued legal cost reserve           2,117            -0-
                                           ----------      ---------
	Net cash provided by
          operating activities                  -0-             -0-
                                           ----------      ---------

Cash flows from investing activities:
	Advances to lessee			-0-		-0-
        Payments from lessee                    -0-             -0-
	Proceeds from sale of property		-0-		-0-
                                           ----------      ---------

	Net cash provided by investing
	  activities 				-0-		-0-
                                           ----------      ---------

Cash flows from financing activities:
	Cash distributions			-0-		-0-
	Principal payments on first mortgage	-0-		-0-
                                           ----------      ---------
	Net cash used in financing
       activities 				-0-		-0-
                                           ----------      ---------
        Net increase in cash                    -0-             -0-

Cash, beginning of period                       -0-             -0-
                                           ----------      ---------
Cash, end of period                             -0-             -0-
                                           ==========      =========

                                        January 1, 1999  January 1, 1998
                                            through         through
                                         March 31, 1999   March 31, 1998
Cash paid for:
        Interest                        $       -0-     $       -0-
                                           ==========      =========


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

		Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $205,866, is being held by counsel.

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

		No remuneration was paid during the three month period ended March 31, 1999 and March 31, 1998 by Registrant to any of the Partners as such. Legal fees for the period ended March 31, 1999 included $2,550 for services rendered by Wien & Malkin LLP.

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

                                PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.

		The Property of Registrant is the subject of the following pending litigation:

		On October 4, 1996, the alleged holder of three participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Counsel. Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted that motion and dismissed the action by order and decision dated December 8, 1997. Upon plaintiff's appeal of that order, the U.S. Court of Appeals
     affirmed in part and reversed in part the dismissal of the action.   The
     complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel.

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



     GARMENT CAPITOL ASSOCIATES
     (Registrant)



     By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*


     Dated: May 28, 1999


        Pursuant to the requirements of the Securities Exchange Act of this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



     By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*


     Dated: May 28, 1999










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