Form 10-Q
period 1999-06-30
GARMENT CAPITOL ASSOCIATES
filed 1999-08-16
CIK 40023

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                          (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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
                        (Unaudited)

                                For the Three Months         For the Six Months
                                   Ended June 30,                Ended June 30,
                                1999       1998                1999        1998
Income:
  Basic rent income, from a
   related party (Note B)       $    -0-    $    -0-        $    -0-     $  -0-
  Dividend income                    -0-         -0-             -0-        -0-
  Interest income                  2,117         -0-           4,418        -0-
                                --------    --------        --------     ------
                Total income       2,117         -0-           4,418        -0-
                                --------    --------        --------     ------
Expenses:
  Interest on mortgage               -0-         -0-             -0-        -0-
  Supervisory services, to a
      related party (Note C)         -0-         -0-             -0-        -0-
  Amortization of mortgage
    refinancing costs                -0-         -0-             -0-        -0-
  Legal and Accounting fees       38,735         -0-          43,153        -0-
                                --------     --------        --------    ------
        Total expenses            38,735         -0-          43,153        -0-
                                --------     --------        --------    ------

Net loss for period             $(36,618)   $    -0-        $(38,735)   $  -0-
                                 ========    ========        ========   ======
Earnings per $5,000
 participation unit, based on
 1,050 participation units
 outstanding during the year    $ (34.87)   $    -0-        $ (36.89)   $  -0-
                                 ========    ========        ========   ======
Distributions per $5,000
 participation consisted of
 the following:

         Income                  $    -0-   $    -0-        $    -0-    $  -0-
                                 ========   ========        ========    ======

As of June 30, 1999, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests.






                        Garment Capitol Associates
                        Condensed Balance Sheet
                                (Unaudited)


Assets                                  June 30, 1999   December 31, 1998
Escrow Account held by
  Wien & Malkin LLP                      $  169,248      $   207,983
                                         ----------      -----------
        Total Assets                        169,248          207,983
                                         ==========      ===========

Liabilities
  Accrued legal costs reserved
   re: pending litigation
   concerning sale of real estate           169,248          207,983
                                         ----------      -----------
        Total liabilities                $  169,248      $   207,983
                                         ==========      ===========
Capital
  June 30, 1999                               -0-              -0-
  December 31, 1998                           -0-              -0-
                                         ----------      -----------
	Total liabilities and capital:
          June 30, 1999                    169,248              -0-
          December 31, 1998                    -0-          207,983
					==========	===========




                                 -2-

                        Garment Capitol Associates
                Condensed Statement of Cash Flow
                          (Unaudited)

                                             January 1, 1999   January 1, 1998
                                                through              through
                                              June 30, 1999      June 30, 1998
Cash flows from operating
  activities:
	Net loss				$  (38,735)	$	-0-
	Adjustments to reconcile
	  net income to cash provided
	  by operating activities:
Amortization of mortgage
  refinancing costs                                     -0-             -0-
Gain on sale of property                                -0-             -0-
Changes in operating liabilities:
Change in accrued legal cost reserve                38,735              -0-
                                                 ----------      ---------
	Net cash provided by
          operating activities                         -0-             -0-
                                                 ----------      ---------

Cash flows from investing activities:
        Advances to lessee                             -0-             -0-
        Payments from lessee                           -0-             -0-
        Proceeds from sale of property                 -0-             -0-
                                                ----------       ---------

	Net cash provided by investing
          activities                                   -0-             -0-
                                                ----------       ---------

Cash flows from financing activities:
        Cash distributions                             -0-             -0-
        Principal payments on first mortgage           -0-             -0-
                                                ----------       ---------
	Net cash used in financing
       activities                                      -0-             -0-
                                                ----------       ---------
        Net increase in cash                           -0-             -0-

Cash, beginning of period                              -0-             -0-
                                                ----------       ---------
Cash, end of period                                    -0-             -0-
                                                ==========       =========

January 1, 1999	January 1, 1998
through	through
June 30, 1999	June 30, 1998
Cash paid for:
        Interest                                $      -0-     $       -0-
                                                ==========       =========


                            -3-

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

                                -4-
        The New Lessee had paid basic rent under the Operating Lease through March 27, 1997, the date of the sale of the Property, as hereinafter described. Registrant applied these rents to cover (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervisory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14, respectively, and certain other minor assessments and charges aggregating less than $1,500, all of which were due on January 1, 1996 or shortly thereafter. The New Lessee also failed to pay the New York City real estate taxes and BID assessments in the amounts of $1,053,254.50 and $28,529.26, respectively, which were due on July 1, 1996 and $740,845.50 and $28,529.26, respectively, which were due on January 1, 1997. As a result, although payment of the January 1, 1996 and July 1, 1996 and January 1, 1997 real estate taxes and BID assessments has been made as described below, the New Lessee was in default of the Operating Lease as of January 1, 1996.

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

                                -5-

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

        Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as Agent, and Tirrem Management Company, Inc., collectively as Purchasers, to sell the Property to the Purchasers for $42,000,000, subject to adjustments (the "Contract of Sale"). The sale closed as of March 27, 1997. After priority allocation for certain payments, as more particularly described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New Lessee pursuant to the formula described in the Statement, as approved by the Participants. From its share of the proceeds, Registrant had made an initial distribution on June 30, 1997 of $27,000,000 to the Participants, and each holder of an original $10,000 Participation, as reduced to $5,000, received an initial distribution of sale proceeds of $25,714, which included the return of the Participant's remaining original capital investment. On July 23, 1997, an additional distribution of $800,000 ($761.90 per $5,000 participation unit) was made to the Participants out of the proceeds of sale.

                               -6-
        Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $169,248, is being held by counsel.

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

        No remuneration was paid during the six month period ended June 30, 1999 and June 30, 1998 by Registrant to any of the Partners as such. Legal and accounting fees for the period ended June 30, 1999 included $36,210 for services rendered by Wien & Malkin LLP.

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
                           -7-
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

                              -8-
                Liquidity and Capital Resources

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



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Property of Registrant is the subject of the following pending litigation:

         On October 4, 1996, the alleged holder of six participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Counsel. Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted that motion and dismissed the action by order and decision dated December 8, 1997. Upon plaintiff's appeal of that order, the U.S. Court of Appeals affirmed in part and reversed in part
the dismissal of the action.   The complaint does not seek any relief
against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel.

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

                                -9-

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












                                 -10-

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


Date: August 13, 1999


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*


Date: August 13, 1999










__________________________
*	Mr. Katzman supervises accounting functions for Registrant.

                                -11-
                        EXHIBIT INDEX


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
                and May 14, 1998 between Partners of
                Registrant and Stanley Katzman and Richard A. Shapiro which were filed as Exhibit 24 to Registrant's 10-Q for the quarter ended June 30, 1998 and is incorporated by reference as an exhibit hereto.











_____________________
*  Page references are based on a sequential numbering system.


                           -12-