Form 10-Q
period 1999-09-30
GARMENT CAPITOL ASSOCIATES
filed 1999-11-16
CIK 40023

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

1999 1998 1999 1998

Income:

Rent income, from a

related party (Note B) $ -0- $ -0- $ -0- $ -0-

Dividend income -0- -0- -0- -0-

Interest income 1,991 -0- 6,408 -0-

--------- ---------- ---------- ----------

Total income 1,991 -0- 6,408 -0-

--------- ---------- ---------- ----------

Expenses:

Interest on mortgage -0- -0- -0- -0-

Interest on loan -0- -0- -0- -0-

Supervisory services, to a

related party (Note C) -0- -0- -0- -0-

Amortization of mortgage

refinancing costs -0- -0- -0- -0-

Legal and accounting fees 12 -0- 43,164 -0-

--------- ---------- ---------- ----------

Total expenses 12 -0- 43,164 -0-

--------- ---------- ---------- ----------

Net income (loss) for period $ 1,979 $ -0- $ (36,756) $ -0-

========= ========== ========== ==========

Earnings per $5,000

participation unit, based

on 1,050 participation

units outstanding

during the year $ 1.88 $ -0- $ (35.01) $ -0-

========= ========== ========== ==========

Distributions per $5,000

participation consisted

of the following:

Income $ -0- $ -0- $ -0- $ -0-

========= ========== ========== ==========

As of September 30, 1997, the investment of the Participants had been repaid in full. As of September 30, 1999, the Participants continue to hold pro rata interests in Registrant based on the original participating interests.

Garment Capitol Associates

Condensed Balance Sheet

(Unaudited)

Assets September 30, 1999 December 31, 1998

Escrow Account held by

Wien & Malkin LLP $ 171,227 $ 207,983

---------- ----------

Total Assets 171,227 207,983

========== ==========

Liabilities

Accrued legal costs reserved

re: pending litigation

concerning sale of real estate 171,227 207,983

---------- ----------

Total liabilities $ 171,227 $ 207,983

========== ==========

Capital

September 30, 1999 -0- -0-

December 31, 1998 -0- -0-

---------- ----------

Total liabilities and capital:

September 30, 1999 171,227 -0-

December 31, 1998 -0- 207,983

========== ==========

Garment Capitol Associates

Condensed Statement of Income

(Unaudited)

January 1, 1999 January 1, 1998

through through

September 30, 1999 September 30, 1998

Cash flows from operating

activities:

Net loss (36,756) -0-

Adjustments to reconcile

net income to cash provided

by operating activities:

Amortization of mortgage

refinancing costs -0- -0-

Gain on sale of property -0- -0-

Change in operating liabilities:

Change in accrued legal cost reserve 36,756 -0-

--------- ---------

Net cash provided by

operating activities -0- -0-

--------- ---------

Cash flows from investing activities:

Advances to lessee -0- -0-

Payments from lessee -0- -0-

Proceeds from sale of property -0- -0-

--------- ---------

Net cash provided by investing

activities -0- -0-

--------- ---------

Cash flows from financing activities:

Cash distributions -0- -0-

Principal payments on

first mortgage -0- -0-

--------- ---------

Net cash used in financing

activities -0- -0-

--------- ---------

Net increase in cash -0- -0-

Cash, beginning of period -0- -0-

--------- ---------

Cash, end of period $ -0- $ -0-

========= =========

Jan. 1, 1999 Jan. 1,1998

through through

Sept. 30, 1999 Sept.30, 1998

Cash paid for:

Interest $ -0- $ -0-

========= =========

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

Registrant was organized on January 10, 1957. On May 1, 1957, Registrant acquired fee title to the Garment Capitol Building (the "Building") and the land thereunder, located at 498 Seventh Avenue, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro (collectively the "Partners"), each of whom also acts as an agent for holders of participations in their respective partnership interests in Registrant (the "Particip

Registrant did not operate the Property. Registrant leased the Property to 498 Seventh Avenue Associates (the "Original Lessee") under a net operating lease (the "Operating Lease") which commenced as of May 1, 1957 and was scheduled to expire on April 30, 2007.

In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the O

The New Lessee had paid basic rent under the Operating Lease through March 27, 1997, the date of the sale of the Property, as hereinafter described. Registrant applied these rents to cover (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervisory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate

The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while management of Registrant solicited the consent of the Participants to a sale of the Property (the "Solicitation"). On July 26, 1996, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH

Although the failure to pay the January 1, 1996, July 1, 1996 and January 1, 1997 real estate taxes and BID assessments also constituted a breach of Registrant's obligations under the Mortgage Loan, Apple Bank had agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements consummated in March 1996 between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fun

On January 29, 1997, Registrant received the consent of the Participants for the sale and forbearance program and for the liquidation of Registrant, as described in the Statement. See Note C and Item 2 hereof for a description of the services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as Agent, and Tirrem Management Company, Inc., collectively as Purchasers, to sell the Property to the Purchasers for $42,000,000, subject to adjustments (the "Contract of Sale"). The sale closed as of March 27, 1997. After priority allocation for certain payments, as more particularly described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New

Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $171,227, is being held by counsel.

Note C - Supervisory Services

Registrant paid Counsel for supervisory services and disbursements (i) the basic payment of $42,500 per annum ("Basic Payment"); (ii) an additional annual basic payment of the first $37,500 of Additional Rent paid by Lessee in any lease year ("Additional Basic Payment"); and (iii) an additional payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash invest

No remuneration was paid during the nine month period ended September 30, 1999 and September 30, 1998 by Registrant to any of the Partners as such. Legal and accounting fees for the period ended September 30, 1999 included $38,769 for services rendered by Wien & Malkin LLP.

The supervisory services provided to Registrant by Counsel included legal, administrative and financial services. The legal and administrative services included acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distribu

Counsel did not receive a Supervisory Fee based on sale proceeds allocated to Registrant but has been paid for its legal services in connection with the Statement and in connection with the sale and other post-sale special legal services. Counsel has also been paid legal fees by the New Lessee for various work during and after the sale.

The respective interests of Messrs. Malkin, Keltner, and Shapiro, if any, in Registrant and New Lessee arose solely from the ownership of their respective participations in Registrant and Mr. Malkin's family's interests in New Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee. However, each of the Partners, by reason of his respective interest in Counsel, is entitled to receive his

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.

Registrant was organized solely for the purposes of acquiring the Property subject to the Operating Lease. Registrant was required to pay from Basic Rent the mortgage charges and supervisory services and to distribute the balance of such Basic Rent to the Participants. Pursuant to the Operating Lease, the holder of the leasehold interest thereunder had sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant did not maintain substantial r

Registrant is aware of the following events. The

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

As a result of the Sale, on July 23, 1997, Registrant made a final distribution to the Participants of the remaining sales proceeds. At the closing of the sale pursuant to the Contract of Sale, the interests of Registrant, as lessor, and the New Lessee, as lessee, under the Operating Lease were assigned to the purchaser, and the Operating Lease was terminated. There were no additional regular monthly distributions following the distribution on April 1, 1997 in respect of March 1997 re

Liquidity and Capital Resources

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

On October 4, 1996, the alleged holder of six participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Counsel. Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is styled as a class act accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Counsel.

On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Counsel. Registrant is a nominal defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicita d in part the dismissal of the action. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.

On July 24, 1997, a former holder of a 1.66% partnership interest in the Original Lessee filed a complaint in New York Supreme Court against Registrant, Original Lessee, New Lessee and Peter L. Malkin, individually and as a partner or shareholder in those entities. As against Registrant, the complaint alleges a claim for damages or other relief based on the sale of the Property and the allocation of sale proceeds to Registrant. An answer for Registrant denying all allegations of liability and d

Item 6. Exhibits and Reports on Form 8-K.

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

Date: November 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-fact*

Date: November 16, 1999

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