Form 10-K
period 1999-12-31
GARMENT CAPITOL ASSOCIATES
filed 2000-04-14
CIK 40023

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1999

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

        An Exhibit Index is located on pages 34 through 36 of this Report. Number of Pages (including exhibits) in this filing: 38


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

        The New Lessee had paid basic rent under the Operating
Lease through March 27, 1997, the date of the sale of the Property, as hereinafter described. Registrant applied these
                        -1-

rents to cover (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervisory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14, respectively, and certain other minor assessments and charges aggregating less than $1,500, all of which were due on January 1, 1996 or shortly thereafter. The New Lessee also failed to pay the New York City real estate taxes and BID assessments in the amounts of $1,053,254.50 and $28,529.26, respectively, which were due on July 1, 1996 and $740,845.50 and $28,529.26, respectively, which were due on January 1, 1997. As a result, although payment of the January 1, 1996 and July 1, 1996 and January 1, 1997 real estate taxes and BID assessments has been made as described below, the New Lessee was in default of the Operating Lease as of January 1, 1996.

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

                          -2-
        Although the failure to pay the January 1, 1996, July 1, 1996 and January 1, 1997 real estate taxes and BID assessments also constituted a breach of Registrant's obligations under the Mortgage Loan, Apple Bank had agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements consummated in March 1996 between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) had personally borrowed from Apple Bank (a) on April 2, 1996, the sum of $1,012,274.18, equal to the January 1, 1996 real estate taxes and BID assessments and interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500 and (b) on June 28, 1996, the sum of $1,081,783.76 equal to the July 1, 1996 real estate taxes and BID assessment and (c) on December 31, 1996, the sum of $769,374.76 equal to the January 1, 1997 real estate taxes and BID assessment. The April 2, 1996 borrowing was used to fund a protective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. The June 28, 1996 and December 31, 1996 borrowings were used to fund protective advances by Apple Bank to pay, respectively, the July 1, 1996 and January 1, 1997 Real Estate Taxes and BID assessments through the purchase of additional subordinate participating interests in the Mortgage Loan in such amounts. Interest and principal required to be paid on the protective advances and on any future protective advances have been paid by the New Lessee.

        On January 29, 1997, Registrant received the consent of the Participants for the sale and forbearance program and for the liquidation of Registrant, as described in the Statement. See Items 10, 11 12 and 13 hereof for a description of the services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

                             -3-
        Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as Agent, and Tirrem Management Company, Inc., collectively as Purchasers, to sell the Property to the Purchasers for $42,000,000, subject to adjustments (the "Contract of Sale"). The sale closed as of March 27, 1997. After priority allocation for certain payments, as more particularly described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New Lessee pursuant to the formula described in the Statement, as approved by the Participants. From its share of the proceeds, Registrant had made an initial distribution on March 31, 1997 of $27,000,000 to the Participants, and each holder of an original $10,000 Participation, as reduced to $5,000, received an initial distribution of sale proceeds of $25,714, which included the return of the Participant's remaining original capital investment. On July 23, 1997, an additional distribution of $800,000 ($761.90 per $5,000 participation unit) was made to the Participants out of the proceeds of sale.

        Based on advice from legal counsel, the partnership was terminated on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation, an escrow account, in the amount of $173,327 is being held by Supervisor as of December 31, 1999. See Item 3 hereto.

        (b)     The Operating Lease

        Under the Operating Lease, the New Lessee paid (i) annual basic rent of $1,090,000 (the "Basic Rent") to Registrant and (ii) additional rent equal to 50% of New Lessee's net operating profit in excess of $200,000 for each Operating Lease year (the "Additional Rent").

        Additional Rent income was recognized when earned from the New Lessee, at the close of the lease year ending April 30. Such income, if any, was not determined until the New Lessee, pursuant to the Operating Lease, rendered to Registrant a certified report on the operation of the Property. The Operating Lease required that this report be delivered to Registrant annually within 60 days after the end of each such lease year.
All Additional Rent income and certain supervisory service expense could only be determined after the receipt of such report. The Operating Lease did not provide for the New Lessee to render

                        -4-
interim reports to Registrant, so no Additional Rent income was reflected for the period between the end of the Operating Lease year and the end of Registrant's fiscal year. There was no additional rent for the eleven months ended November 30, 1997 and for the fiscal year ended December 31, 1996. See Note 4 of Notes.

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

                        -5-
        The following provisions from the Mortgage Loan before the Modification continued to be applicable during the extended term:

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

        The total amount paid to Apple Bank in respect of the Mortgage Loan was $5,809,686. This amount consisted of the following elements: (a) principal - $2,886,125 (b) accrued interest on the principal balance to the date of sale - $22,945;
(c) prepayment charges to expiration of 60 day notice period (as reduced based on discussions between Apple Bank and Supervisor
- $14,419; (d) real estate tax advances - $2,863,433 (of which amount $333,181 was paid by the New Lessee from its share of sale proceeds, as contemplated by the statement; and (e) accrued interest on the real estate tax advances - $22,764 (paid by the New Lessee).

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


                                -6-
Item 2.   Property.

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



Item 3. Legal Proceedings.

        The Property of Registrant is the subject of the following pending litigation:

        On October 4, 1996, the alleged holder of three participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Supervisor. Registrant is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is a class action. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted that motion and dismissed the action by order and decision dated December 8, 1997. Upon plaintiff's appeal of that order U.S. Court of Appeals affirmed in part and reversed in part the
dismissal of the action.   The complaint does not seek any relief

                            -7-

against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee the protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Supervisor.

        On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Supervisor. Registrant is a nominal defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December 8, 1997 and referred to in the preceding paragraph. Upon plaintiff's appeal of the order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.

        On July 24, 1997, a former holder of a 1.66% partnership interest in the Original Lessee filed a complaint in New York Supreme Court against Registrant, Original Lessee, New Lessee and Peter L. Malkin, individually and as a partner or shareholder in those entities. As against Registrant, the complaint alleges a claim for damages or other relief based on the sale of the Property and the allocation of sale proceeds to Registrant. An answer for Registrant denying all allegations of liability and damages asserted by plaintiff has been filed. The claim against Registrant in this action has been discontinued.
                                -8-
Item 4. Submission of Matters to a Vote of Participants.

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

                        -9-
        (b) Registrant did not pay dividends. No Additional Rent was paid by the Original Lessee for the lease year ended April 30, 1997. See Item 1 hereof. There were no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Additional Rent, depended solely on the New Lessee's payments of Basic Rent and Additional Rent to Registrant. See Item 1 hereof and Note 9 of the Notes.

        By reason of the sale of the Property, the Operating
Lease has expired and the Registrant was liquidated. There was no additional regular monthly distributions following the distribution on April 1, 1997 in respect of March, 1997 rent under the Operating Lease.










                                -10-
[SELECTED FINANCIAL DATA]


Item 6.

                              GARMENT CAPITOL ASSOCIATES

                              SELECTED FINANCIAL DATA

                                     Years ended December 31,
                        1999      1998           1997        1996        1995

Basic rent income......$      -   $    -   $   257,850   $1,090,000  $1,090,000
Additional rent income.       -        -           -            -          -
Interest income........       -        -        87,951      140,266        -
Dividend income.........   8,541    11,829      17,533           43       3,027

   Total revenue.......$   8,541  $ 11,829 $   363,334   $1,230,309  $1,093,027

Gain on sale of real
   estate............  $      -   $    -    $28,164,634  $     -     $     -

Net income..........   $      -   $    -    $28,334,587  $  693,299  $  693,538


Earnings per $5,000 participation
 unit, based on 1,050 participa-
 tion units outstanding during
 the year:
  Income from
    operations......   $      -   $    -    $       162   $     660  $      661
    Gain on sale of
      real estate...          -        -         26,823          -           -

      Net income....   $      -   $    -    $    26,985   $     660  $      661

Total assets.......    $ 173,327  $ 207,983 $   206,894   $5,496,454 $2,642,224


Long-term obligations..$      -   $      -  $      -      $     -    $2,912,936



Distributions per $5,000 par-
 ticipation unit, based on 1,050
 participation units outstanding
 during the year:
   Income..............$      -   $      -  $    26,666   $      569 $      583
   Return of capital..        -          -          -            -           -

   Total distributions.$      -   $      -  $    26,666   $      569 $      583



Item 7.	Management's Discussion and Analysis of
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

                Liquidity and Capital Resources

                             N/A

                        Inflation

        Inflationary trends in the economy did not directly affect Registrant's operations, since as noted above, Registrant did not actively engage in the operation of the Property. Inflation may have affected the operations of the New Lessee. The New Lessee was required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affected the amount of Additional Rent payable by the New Lessee, which was based on the New Lessee's net operating profit.


Item 8.	Financial Statements and Supplementary Data.

        The financial statements, together with the accompanying report by, and the consent to the use thereof, prepared by J.H.
Cohn LLP immediately following, are being filed in response to this item.

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

                                                      Principal       Date
                        Nature of                     Occupation      Individual
                        Family          Business      and             became
Name            Age     Relationship    Experience    Employment      Partner

Peter L. Malkin 66      None            Real Estate    Senior Partner  1983
                                        Supervision     and Chairman
                                        and Law         Wien & Malkin
                                                        LLP

Thomas N. Keltner,
 Jr.            53      None            Real Estate    Partner          1998
                                        Supervision    Wien & Malkin
                                        and Law         LLP

Richard A.
 Shapiro        54      None            Real Estate    Partner          1998
                                        Supervision    Wien & Malkin
                                        and Law         LLP

        As stated above, the Partners are also members of Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may have posed actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

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

        Richard A. Shapiro is a general partner in Empire State
        Building Associates and 60 East 42nd St. Associates; and

        Supervisor was responsible for overseeing the liquidation of Registrant.

Item 11.Executive Compensation

        As stated in Item 10 hereof, Registrant had no directors or officers or any other centralization of management.

        No remuneration was paid during the current fiscal year by Registrant to any of the Partners as such. Registrant's supervisory fee arrangement with Supervisor provided for (i) the basic payment of $42,500 per annum; (ii) an additional payment of the first $37,500 of Additional Rent paid by the lessee under the Operating Lease in any lease year; and (iii) the payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year. Pursuant to such fee arrangements described herein,
                           -14-

Registrant paid Supervisor $21,360 during the eleven month period ended November 30, 1997. The supervisory services provided to Registrant by Supervisor included legal, administrative and financial services. The legal and administrative services included acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepared quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities. As noted in Items 1 and 10 of this report, the Partners are also members of Supervisor.

        Supervisor did not receive a supervisory fee based on sale proceeds allocated to Registrant but has been paid for its legal services in connection with the Statement, the sale, and various legal and other services rendered to Registrant since the date of sale. Supervisor has also been paid legal fees by the New Lessee for various work in 1996 and 1997.


Item 12.Security Ownership of Certain
        Beneficial Owners and Management.

        (a) Registrant had no voting securities (see Item 5 hereof).

         (b) The Partners (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations:


                Name & Address          Amount of
                of Beneficial           Beneficial      Percent
Title of Class      Owners              Ownership       of Class

Participations  Thomas N. Keltner, Jr.  $ 2,500         .0476%
in Partnership	60 East 42nd Street
Interests	New York, NY 10165


                        -15-
                Peter L. Malkin  $42,500        .8095%
                60 East 42nd Street
                New York, NY 10165

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

                Agency Holdings Associates, an affiliate of Supervisor, owned a $5,000 Participation which was distributed in liquidation to its members.

		(c)	Not applicable.


Item 13.Certain Relationships and Related Transactions.

        (a) As stated in Item 1 hereof, Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro were the three Partners in Registrant and also acted as agents for the Par-ticipants in their respective partnership interests. Mr. and Mrs. Malkin were also among the partners in the Original Lessee and shareholders in the New Lessee. Because one of the three Partners and his wife were partners in the Original Lessee and shareholders in the New Lessee and all three Partners are members of Supervisor (which supervises Registrant and Original Lessee), certain actual or potential conflicts of interest may have arose with respect to the management and administration of the business of Registrant. Conflicts may have also existed in connection with the sale of the Property. Under the respective Participating Agreements pursuant to which the Partners acted as agents for the Participants, certain transactions required the prior consent from Participants owning a specified interest under the agreements in order for the Agents to act on their behalf. Such transactions included modifications and extensions of the Operating Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets. As noted in Item 1(a) above, the sale of the Property, as part of the Sale and Forbearance Program described in the Statement, had been approved by the Participants and the closing of the sale was on March 27, 1997.

                        -16-
        Reference is made to Items 1 and 2 hereof for a description of the terms of the Operating Lease between Registrant and the New Lessee. The respective interests of Messrs. Shapiro, Keltner and Malkin, if any, in Registrant arose solely from the ownership of their respective participations in Registrant. The respective interests of Mr. and Mrs. Malkin in Original Lessee and New Lessee arose solely from the ownership of their respective partnership interests in Original Lessee and shares in New Lessee. The Partners (and Mrs. Malkin) received no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Original Lessee and shareholders in New Lessee. However, each of the Partners, by reason of his respective interest in Supervisor, was entitled to receive his share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Original Lessee. See Item 11 hereof for a description of the renumeration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor. Supervisor has also been paid fees for legal services rendered to the New Lessee in connection with certain of its operations during 1996 and 1997.

        Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor, of which the Partners are among the members. The respective interests of the Partners in any remuneration paid or given by Registrant or New Lessee to Supervisor arose solely from the ownership of their respective partnership interests in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor.

        (b)     Reference is made to Paragraph (a) above.

        (c)     Not applicable.

        (d)     Not applicable.

                                -17-
                        PART IV

Item 14.	Exhibits, Financial Statement
                Schedules and Reports on Form 8-K.

		(a)(1)  Financial Statements:

                Consent of J.H. Cohn LLP, Certified Public Accountants, dated February 28, 2000.

                Accountant's Report of J.H. Cohn LLP, Certified Public Accountants, dated February 23, 2000.

                Balance Sheets at December 31, 1999 and at December 31, 1998 (Exhibit A).

                Statements of Income for the years ended December 31, 1999, 1998 and 1997 (Exhibit B).

                Statement of Partners' Capital for the fiscal year ended December 31, 1999 (Exhibit C-1).

                Statement of Partners' Capital for the fiscal year ended December 31, 1998 (Exhibit C-2).

                Statement of Partners' Capital Deficit for the eleven months ended November 30, 1997 (Exhibit C-3).

                Statements of Cash Flows for fiscal year ended December 31, 1999, 1998 and 1997 (Exhibit D).

                Notes to Financial Statements for the fiscal year ended December 31, 1999, 1998 and 1997.

		(2)	Financial Statement Schedules:

		List of Omitted Schedules.

                (3)     Exhibits:  See Exhibit Index.

[LETTERHEAD OF J.H. COHN LLP
 ACCOUNTANTS & CONSULTANTS]





                           February 28, 2000



Garment Capitol Associates
New York, N.Y.



We consent to the use of our independent accountants' report dated February 23, 2000, covering our audits of the accompanying financial statements of Garment Capitol Associates in connection with and as part of your December 31, 1999 annual report (Form 10-K) to the Securities and Exchange
Commission.






                           J.H. Cohn LLP

INDEPENDENT ACCOUNTANTS' REPORT




To the participants in Garment Capitol Associates
(a Partnership)
New York, N. Y.


We have audited the accompanying balance sheets of Garment Capitol Associates (the "Company") as of December 31, 1999 and 1998, and the related statements of income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garment Capitol Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.






                           J.H. Cohn LLP



New York, N. Y.
February 23, 2000

                                                                   EXHIBIT A
                           GARMENT CAPITOL ASSOCIATES

                                 BALANCE SHEETS

                                 A S S E T S





                                                 December 31,
                                           1999                    1998
Current Assets:
  Cash and cash equivalents:
    Escrow account held by Wien
     & Malkin LLP (Note 10).......... $  173,327              $  207,983

          TOTAL CURRENT ASSETS.......    173,327                 207,983

          TOTAL ASSETS............... $  173,327              $  207,983


                           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accrued legal costs reserved re: pending
   litigation concerning sale of real
   estate (Notes 9 and 10)........... $  173,327              $  207,983

          TOTAL LIABILITIES..........    173,327                 207,983

Partners' capital (Exhibit C)........      -                       -

          TOTAL LIABILITIES AND PARTNERS'
           CAPITAL................... $  173,327              $  207,983



















	See accompanying notes to financial statements.
                                -21-
                                                                EXHIBIT B
                         GARMENT CAPITOL ASSOCIATES

                           STATEMENTS OF INCOME


                                          Year ended December 31,
                                     1999             1998             1997

Revenues:

  Rent income, from a related
   party (Note 4)............... $      -        $      -       $   257,850
  Interest income...............        -               -            87,951
  Dividend income................     8,541          11,829          17,533

                                      8,541          11,829         363,334

Expenses:

  Interest on mortgage (Note 3)...      -               -           146,183

  Supervisory services, to a
   related party (Note 5)...........    -               -            21,360

  Legal fees, to a related party
      (Note 5).....................  6,016          11,829              -

  Accounting fees................    2,525              -               -

  Amortization of mortgage
   refinancing costs (Note 2b)...       -               -            25,838

                                     8,541          11,829          193,381

    Income from operations..........    -               -           169,953

Gain on sale of real estate (Note 9)..  -               -        28,164,634

    NET INCOME, CARRIED TO PARTNERS'
      CAPITAL DEFICIT (NOTE 8)....$     -        $      -       $28,334,587


Earnings per $5,000 participation
 unit, based on 1,050 participation
 units outstanding during each year:

   Income from operations.........$      -       $      -       $       162
   Gain on sale of real estate.....      -              -            26,823

    NET INCOME..................  $      -       $      -       $    26,985





	See accompanying notes to financial statements.

                                -22-
                                                                  EXHIBIT C-1
                              GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL
                             YEAR ENDED DECEMBER 31, 1999



                   Partners'
                   capital          Share of                  Partners' capital
                January 1, 1999    net income  Distributions  December 31, 1999


Richard A. Shapiro
   Group.........  $       -      $         -   $         -       $        -

Peter L. Malkin
   Group.........          -                -             -                -

Thomas N. Keltner,
   Jr. Group.....          -                -             -                -


                   $       -      $         -   $         -       $        -





























	See accompanying notes to financial statements.
                         -23-

                                                    EXHIBIT C-2
                         GARMENT CAPITOL ASSOCIATES

                        STATEMENT OF PARTNERS' CAPITAL
                           YEAR ENDED DECEMBER 31, 1998




                       Partners'
                    capital         Share of                  Partners' capital
                January 1, 1998    net income  Distributions  December 31, 1998


Richard A. Shapiro Group
 (formerly John L.
  Loehr Group)..... $       -      $         -   $         -     $        -

Peter L. Malkin Group
 (formerly Stanley
  Katzman Group)...         -                -             -              -

Thomas N. Keltner, Jr. Group
 (formerly Stanley
  Katzman Group)...         -                -             -              -


                    $       -      $         -   $         -     $        -



















	See accompanying notes to financial statements.
                                -24-
                                                                   EXHIBIT C-3
                           GARMENT CAPITOL ASSOCIATES

                      STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                           YEAR ENDED DECEMBER 31, 1997




                      Partners'
               capital (deficit)    Share of                  Partners' capital
                January 1, 1998    net income  Distributions  December 31, 1998


John L. Loehr Group. $(111,761)     $ 9,444,862   $ 9,333,101       $        -

Peter L. Malkin Group.(111,761)       9,444,862     9,333,101                -

Stanley Katzman Group.(111,761)       9,444,863     9,333,102                -


                     $(335,283)     $28,334,587   $27,999,304       $        -



































	See accompanying notes to financial statements.
                                -25-
                                                             EXHIBIT D
                         GARMENT CAPITOL ASSOCIATES

                           STATEMENTS OF CASH FLOWS




                                               Year ended December 31,
                                           1999             1998        1997

Cash flows from operating activities:
  Net income.......................... $      -        $      -    $ 28,334,587
  Adjustments to reconcile net income
   to net cash provided (used in) by
   operating activities:
     Amortization of mortgage
        refinancing costs............         -               -          25,838
     Gain on sale of real estate.....         -               -     (28,164,634)
     Changes in operating liabilities:
       Accrued interest payable......         -               -         (45,790)
       Accrued legal fees reserved
        re: pending litigation...... .      (34,656)        1,089       206,894

             Net cash provided by (used in)
              operating activities....      (34,656)        1,089       356,895

Cash flows from investing activities:
  Payments from lessee, net (Note 9)....        -            -        2,854,624
  Net proceeds from sale of real estate..       -            -       30,664,634

             Net cash provided by
              investing activities.......       -            -       33,519,258

Cash flows from financing activities:
  Cash distributions.....................       -            -      (27,999,304)
  Principal payments on first mortgage
    payable............................         -            -       (5,785,947)

       Net cash used in financing activities    -             -     (33,785,251)

       Net increase (decrease) in cash
        and cash equivalents.............   (34,656)        1,089        90,902

Cash and cash equivalents,
   beginning of year...................     207,983       206,894       115,992

       CASH AND CASH EQUIVALENTS,
          END OF YEAR.................. $   173,327   $   207,983  $    206,894


Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest..........................  $      -      $      -     $    191,973










        See accompanying notes to financial statements.

                             GARMENT CAPITOL ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS




1.	Business Activity

Garment Capitol Associates ("Associates") is a general partnership which, until March 27, 1997, owned commercial property situated at 498 Seventh Avenue, New York, New York (the "Property"). Through December 28, 1995 the Property was net leased to 498 Seventh Avenue Associates (the "Original Lessee"). Effective December 29, 1995 the operating lease was assigned to 4987 Corporation (the "New Lessee") (see Note 4). On March 27, 1997 Associates sold the Property and discontinued operations (see Note 9). Associates does not currently engage in a formal business activity except insofar as it relates to the outcome of the litigation referred to in Note 10.




2.	Summary of Significant Accounting Policies

a.      Cash and Cash Equivalents:

Cash and cash equivalents include amounts held by Wien & Malkin LLP (see Note
5) in escrow on December 31, 1999 and 1998 as a reserve to cover possible legal costs for pending litigation in which Associates is named as a defendant (see
Note 10).

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

c.      Use of Estimates:

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




3.	First Mortgage Payable

On November 30, 1987, a first mortgage was placed on the Property with Apple Bank for Savings in the amount of $3,485,000. Annual mortgage charges were $348,500, payable in equal monthly installments, applied first to interest at the rate of 9-1/2% per annum and the balance to principal. The mortgage was scheduled to mature on December 1, 1992 with a balance of $3,376,341 but was extended until June 16, 1993, when the bank issued a commitment to extend and modify the mortgage for a five-year period from December 1, 1992 through December 1, 1997. The closing, which had been delayed, occurred on March 23, 1995. The terms of the extended mortgage included provision for constant monthly payments totaling $447,316 per annum, including interest at the rate of 10 1/2% per annum from November 1, 1993 through November 30, 1994, and constant payments totaling $449,586 per annum, including interest at the rate of 10.6% per annum from December 1, 1994 through maturity. The constant payments were based on a fifteen year amortization schedule. Payment of

                               GARMENT CAPITOL ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



3.	First Mortgage Payable (continued)

principal and interest made subsequent to the original maturity date (December 1, 1992) were reapplied according to these new repayment terms and, at the closing, a retroactive payment of $218,081 was made to bring the payments current with the new mortgage schedule. The balance of the mortgage at December 31, 1996 was scheduled to be $2,912,936. However, protective advances by the Fee Mortgagee in 1996 (see Note 9) increased the mortgage payable balance to $5,785,947. Interest only on the increased mortgage amounts were also payable monthly at the rate of 10.6% per annum through maturity. In accordance with the Solicitation referred to in Note 9, interest on the protective advances payable by the New Lessee so long as the lease continued in effect; the principal of the protective advances was collectible from the proceeds of the sale of the Property.

The Property was sold on March 27, 1997 and proceeds from the sale were used to pay the first mortgage and the protective advances in full.



4.	Related Party Transactions - Rent Income

Rent income for the period of ownership of the Property in 1997 (Note 1) was earned pursuant to the terms of a net operating lease dated May 1, 1957 (the "Operating Lease") with the Original Lessee.

For the period January 1, 1997 through March 27, 1997, no additional rent was earned from the Original Lessee or the New Lessee for its lease year ended April 30, 1997.

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



5.	Related Party Transactions - Supervisory Services And Legal Fees

upervisory services (including disbursements and cost of regular accounting services) for the period January 1, 1997 through March 27, 1997, totaling $21,360 were paid to the firm of Wien & Malkin LLP. Fees for supervisory services were paid pursuant to an agreement, which amount was based on a rate of return of investment achieved by the participants in Associates.

Legal fees and disbursements of $6,016 and $11,829, respectively, for the years ended December 31, 1999 and 1998 were incurred for services rendered by the firm of Wien & Malkin LLP.

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

There were approximately 900 participants in the participating groups at December 31, 1999, 1998 and 1997.



7.	Determination of Distributions to Participants

Distributions to participants represent mainly proceeds from the sale of the Property and the excess of rent income received over the mortgage requirements, as anticipated, and expenses paid or accrued.



8.	Distributions and Amount of Income per $5,000 Participation Unit

Distributions per $5,000 participation unit during the year ended December 31, 1997, based on 1,050 participation units outstanding, totaled $26,666 and consisted of income only. Such distributions included $26,476 per $5,000 unit resulting from proceeds on the sale of the Property (see Note 9).
There were no distributions made in 1998 or 1999.

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

For income tax purposes in 1997, the reserve for contingent future legal costs in the amount of $206,894, deducted for financial statement purposes in 1997 from the gain on sale of real estate, ($197 per $5,000 participation unit, based on 1,050 participant units outstanding in 1997) was not deductible; the gain on the sale of real estate in 1997 for income tax purposes was $28,371,528.

For income tax purposes in 1998, the additional reserve for contingent future legal costs taken for financial statement purposes in the amount of $1,089 ($1 per $5,000 participation unit), was not deductible.

For income tax purposes in 1999, the payment of prior years' accrued expenses in excess of current year's net income in the amount of $34,656 ($33, per $5,000 participation unit), is deductible in the year paid.



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

However, from January 1, 1996 through the date of sale of the Property, the New Lessee failed to pay the New York City real estate and Business Improvement District ("BID") assessments, which were due on January 1, 1996 (collectively, the "1/1/96 Real Estate Taxes"). As a result, the New Lessee was in default of the Operating Lease as of that date.
                                -29-

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

   The gain on sale of real estate was computed as follows:

    Sales proceeds allocated to Associates.................. $32,681,200

      Less costs of sale:
         Building, net of depreciation.......... $        -
            Land.................................. 2,500,000
            Closing costs........................  1,809,672   4,309,672

                                                              28,371,528

          Less: accrued legal costs reserved
             re: pending litigation (see Note 10)....            206,894

       Gain on sale of real estate..................         $28,164,634


Closing costs on the sale of the Property included $297,544 paid to the firm of Wien & Malkin LLP, a related party (Note 5).

                                -30-
                       GARMENT CAPITOL ASSOCIATES

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

Although the cases were initially dismissed in their entirety, in February 1999 the United States Court of Appeals for the Second Circuit reversed that dismissal in part, reinstating two of plaintiffs' federal securities law claims. In August 1999, some of the plaintiffs' state law claims were dismissed in a ruling which held that the plaintiffs could not proceed with their derivative claim for breach of fiduciary duty. Based on this opinion and the Court's reasoning therein, the defendants consistently have asserted that Associates is no longer a defendant in either case.

The complaints do not seek any relief against Associates and, accordingly, Associates' litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Associates is anticipated. No provision has been made in the accompanying financial statements for any adjustments that might result from the outcome of the litigation.

To reserve against possible legal costs associated with the aforementioned pending litigation Associates has set aside $173,327 at December 31, 1999 in an escrow account held by Wien & Malkin LLP, a related party. Such amount represents the unpaid balance of an amount which was reserved and charged in the accompanying 1997 financial statements against the gain on the sale of real estate (Note 9).

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

Date: April 14, 2000


        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*



Date: April 14, 2000









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

        2 (b) Contract of Sale, among Registrant and New Lessee, as Seller, and George Comfort & Sons, Inc., as Agent, and Tirrem Management
                        Company, Inc., as Purchasers, which
                        was filed as Exhibit 2(b) to
                        Registrant's Annual Report on Form
                        10-K for the year ended December 31,
                        1996 and is incorporated by
                        reference, but excluding exhibits,
                        which are available for inspection
                        at the offices of Supervisor.

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

                           -35-
        Number          Document                Page*


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

        27              Financial Data Schedule of
                        Registrant for the fiscal year ended
                        December 31, 1999.

























____________________________________
*	Page references are based on sequential numbering
system.

                                -36-