Form 10-Q
period 2000-03-31
GARMENT CAPITOL ASSOCIATES
filed 2000-05-23
CIK 40023

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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
(Unaudited)

For the Three Months
Ended March 31,
2000	1999
Income:
  Basic rent income, from a
   related party (Note B)	$     -0-	$      -0-
  Dividend income			    2,321	     2,301
  						---------	----------
		   Total income	    2,321	     2,301
						---------	----------
Expenses:
	Interest on mortgage		      -0-	       -0-
	Supervisory services, to a
    related party (Note C) 	      -0-	       -0-
	Amortization of mortgage
    refinancing costs		      -0-	       -0-
	Legal fees				    2,321	     2,301
						---------	----------
		Total expenses		    2,321    	     2,301
						---------	----------

Net loss for period			$     -0-	$      -0-
						=========	==========
Earnings per $5,000
	participation unit, based on
	1,050 participation units
	outstanding during the period	$     -0-	$      -0-
						=========	==========
Distributions per $5,000
	participation consisted of
	the following:

	Income					$     -0-	$      -0-
						=========	==========

As of March 31, 2000, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests




Garment Capitol Associates
Condensed Balance Sheet
(Unaudited)


Assets				March 31, 2000	December 31, 1999
Escrow Account held by
  Wien & Malkin LLP		$  172,340	$   173,327
					----------	-----------
  Total Assets			   172,340	    173,327
					==========	===========

Liabilities
  Accrued legal costs reserved
   re: pending litigation
   concerning sale of real estate	   172,340	    173,327
					----------	-----------
	Total liabilities	$  172,340	$   173,327
					==========	===========
Capital
  March 31, 2000 		       -0-	        -0-
  December 31, 1999		       -0-	        -0-
					----------	-----------
   Total liabilities and capital:
	March 31, 2000		   172,340	        -0-
	December 31, 1999	       -0-	    173,327
					==========	===========




Garment Capitol Associates
Condensed Statement of Cash Flow
(Unaudited)

January 1, 2000	January 1, 1999
through	through
March 31, 2000	March 31, 1999
Cash flows from operating
  activities:
	Net loss				$      -0-	$     -0-
	Adjustments to reconcile
	  net loss to cash used in
	  operating activities:
Amortization of mortgage
  refinancing costs				-0-		-0-
Gain on sale of property			-0-		-0-
Changes in operating liabilities:
Change in accrued legal cost reserve	      (987)	   (2,117)
						----------	---------
	Net cash used in
	  operating activities	      (987)	   (2,117)
						----------	---------

Cash flows from investing activities:
	Advances to lessee			-0-		-0-
	Payments from lessee		-0-		-0-
	Proceeds from sale of property		-0-		-0-
						----------	---------

	Net cash provided by investing
	  activities 				-0-		-0-
						----------	---------

Cash flows from financing activities:
	Cash distributions			-0-		-0-
	Principal payments on first mortgage	-0-		-0-
						----------	---------
	Net cash used in financing
       activities 				-0-		-0-
						----------	---------
	Net decrease in cash	      (987)	   (2,117)

Cash, beginning of period	   173,327	  207,983
						----------	---------
Cash, end of period			   172,340	  205,866
						==========	=========
January 1, 2000	January 1, 1999
through	through
March 31, 2000	March 31, 1999
Cash paid for:
	Interest				$	-0-	$	-0-
						==========	========

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

		In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2000, its results of operations and cash flows for the three months ended March 31, 2000 and 1999 and its changes in Partners' capital for the three months ended March 31, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's, Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting


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

		In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to 4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Operating Lease. The shares in the New
Lessee were owned by the partners in the Original Lessee, except that a substantial portion of the shares originally owned by Peter L.
Malkin is held for the benefit of members of his family, as to which shares he retains voting control.

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

		The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while management of Registrant solicited the consent of the Participants to a sale of the Property (the "Solicitation"). On July 26, 1996, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a sale of the Property and forbearance in favor of the New Lessee in the form of the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 25, 1996, and is incorporated herein by reference. If Registrant did forbear, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of Basic Rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Operating Lease was also to serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent solicitation program included the continuation of the Operating Lease with the New Lessee, Registrant did not send a notice of default under the Operating Lease based on the failure of the New Lessee to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments.

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

		Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $172,340 is being held by Supervisor.

Note C - Supervisory Services

		Registrant's supervisory fee arrangement with Supervisor provided for (i) the basic payment of $42,500 per annum ("Basic Payment"); (ii) an additional annual basic payment of the first
$37,500 of Additional Rent paid by Lessee in any lease year
("Additional Basic Payment"); and (iii) an additional payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year (the "Additional Payment"). The Additional Basic Payment was payable in each year only from Additional Rent received by Registrant from New Lessee. If Additional Rent in any year was inadequate to cover the Additional Basic Payment, such deficiency was payable in the following year in which Additional Rent was sufficient.

		No remuneration was paid during the current fiscal year by Registrant to any of the Partners as such. Legal fees for the period ended March 31, 2000 included $2,321 for services rendered by Wien & Malkin LLP.

		The supervisory services provided to Registrant by Supervisor included legal, administrative and financial services. The legal and administrative services included acting as general Supervisor to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		Supervisor did not receive a Supervisory Fee based on sale proceeds allocated to Registrant but has been paid for its legal services in connection with the Statement and in connection with the sale and other post-sale special legal services. Supervisor has also been paid legal fees by the New Lessee for various work during and after the sale.

		The respective interests of Messrs. Malkin, Keltner, and Shapiro, if any, in Registrant and New Lessee arose solely from the ownership of their respective participations in Registrant and Mr. Malkin's family's interests in New Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee.
However, each of the Partners, by reason of his respective interest in Supervisor, is entitled to receive his share of payments in respect of supervisory services and in respect of any legal fees or other remuneration paid to Supervisor for legal and supervisory services rendered to Registrant and the New Lessee.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

		The Property of Registrant is the subject of the following pending litigation:

On October 4, 1996, the alleged holder of three participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Supervisor. Registrant was a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is a class action. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted that motion and dismissed the action by order and decision dated December 8, 1997.

Upon plaintiff's appeal of that order, the U.S. Court of
Appeals affirmed in part and reversed in part the dismissal of the
action.   The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Supervisor.

		On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Supervisor. Registrant was a nominal defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December 8, 1997 and referred to in the preceding paragraph. Upon plaintiff's appeal of the order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.

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


Date: May 23, 2000


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*


Date: May 23, 2000








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