Form 10-Q
period 2000-06-30
GARMENT CAPITOL ASSOCIATES
filed 2000-08-15
CIK 40023

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)

      [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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




                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Garment Capitol Associates
                      Condensed Statement of Income
                              (Unaudited)

                    For the Three Months	          For the Six Months
                       Ended June 30,                	Ended June 30,
                       2000	    1999	                 2000    	1999
Income:
  Dividend income   $  2,446    $  2,117          $  4,767    $ 4,418
                       -----       -----             -----      -----
Total income        $  2,446    $  2,117          $  4,767    $ 4,418
                       -----       -----             -----      -----
Expenses :
  Legal and
  accounting fees      2,446       2,117             4,767      4,418
                      	-----   	   -----	            -----  	   -----
Total expenses		      $2,446     $ 2,117          $  4,767    $ 4,418
                     		-----   	   -----	            -----	     -----

Net income (loss)
for period            $ -0-      $  -0-            $  -0-     $    -0-
                   		======	      ======          	======  	    ======
Earnings per $5,000
	participation unit,
 based on 	1,050
 participation units
	outstanding during
 the period            $-0-     	$  -0-            $  -0-     $    -0-
                						======	     ======          	======	      ======
Distributions per $5,000
	participation consisted of
	the following:

	Income				           	$-0-     	$  -0-            $  -0-      $    -0-
                	   	======	     ======	           ======	       ======

As of June 30, 2000, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests




                         Garment Capitol Associates
                          Condensed Balance Sheet
                               (Unaudited)


Assets	                      			June 30, 2000	        December 31, 1999
Escrow Account held by
  Wien & Malkin LLP		              $  170,578	              $   173,327
                              					----------	              -----------
  Total assets			                  $  170,578	              $   173,327
                              					==========	              ===========

Liabilities
  Accrued legal costs reserved
   re: pending litigation
   concerning sale of real estate	    170,578	                  173,327
                              					----------	              -----------
	Total liabilities                	$  170,578	              $   173,327
                              					==========	              ===========
Capital
  June 30, 2000 		                      -0-	                       -0-
  December 31, 1999		                   -0-	                       -0-
                             	 				----------	              -----------
   Total liabilities and capital:
	June 30, 2000	                   	$  170,578               $       -0-
	December 31, 1999	                     -0-	                    173,327
                              					==========	              ===========




                         Garment Capitol Associates
                      Condensed Statement of Cash Flows
                                (Unaudited)

                                  January 1, 2000	       January 1, 1999
                                      through               	through
                                   June 30, 2000	         June 30, 1999
Cash flows from operating
  activities:
	Net loss				                      $      -0-	               $     -0-
	Adjustments to reconcile
	  net loss to cash used in
	  operating activities:
Changes in operating liabilities:
Change in accrued legal cost reserve	  (2,749)	                 (38,735)
                               						----------	               ---------
	Net cash used in
	  operating activities, and
	  net (decrease) in cash          $   (2,749)                $ (38,735)

Cash, beginning of period	            173,327	                  207,983
                              						----------                	---------
Cash, end of period             			 $ 170,578	                $ 169,248
                              						==========	                =========
































Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

  	In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2000, its results of operations for the six and three months ended
June 30, 2000 and 1999, its cash flows for the six months ended June 30, 2000 and 1999 and its changes in Partners' capital for the six months ended
June 30, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's, Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange
Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

		The New Lessee had paid basic rent under the Operating Lease through March 27, 1997, the date of the sale of the Property, as hereinafter described. Registrant applied these rents to cover (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple
Bank") on Registrant's fee mortgage on the Property (the "Mortgage
Loan"), (2) its monthly fee for supervisory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay when first due the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14, respectively, and certain other minor assessments and charges aggregating less than $1,500, all of which were due on January 1, 1996 or shortly thereafter. The New Lessee also failed to pay when first due the New York City real estate taxes and BID assessments in the amounts of $1,053,254.50 and $28,529.26, respectively, which were due on July 1, 1996 and $740,845.50 and $28,529.26, respectively, which were due on January 1, 1997. As a result, although payment of the January 1, 1996 and July 1, 1996 and January 1, 1997 real estate taxes and BID assessments has been made as described below, the New Lessee was in default of the Operating Lease as of January 1, 1996.

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

		Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as agent, and Tirrem Management Company, Inc., collectively as purchasers, to sell the Property to the purchasers for $42,000,000, subject to adjustments
(the "Contract of Sale").  The sale closed as of March 27, 1997.
After priority allocation for certain payments, as more particularly described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New Lessee pursuant to the formula described in the Statement, as approved by the Participants. From its share of the proceeds, Registrant had made an initial distribution on June 30, 1997 of $27,000,000 to the Participants, and each holder of an original $10,000 Participation (as reduced to $5,000) received an initial distribution of sale proceeds of $25,714, which included the return of the Participant's remaining original capital investment. On July 23, 1997, an additional distribution of $800,000 ($761.90 per $5,000 participation unit) was made to the Participants out of the proceeds of sale.

		Based on advice from legal counsel, the Registrant partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $170,578 is being held by Supervisor.

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

		No remuneration was paid during the current fiscal year by Registrant to any of the Partners as such. Legal fees for the period ended June 30, 2000 included $4,767 for services rendered by Wien &
Malkin LLP.

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

		The respective interests of Messrs. Malkin, Keltner, and Shapiro, if any, in Registrant and New Lessee arose solely from the ownership of their respective participations in Registrant and Mr. Malkin's family's interests in New Lessee. The Partners receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee.
However, each of the Partners, by reason of his respective interest in Supervisor, is entitled to receive his share of payments in respect of supervisory services and in respect of any legal fees or other remuneration paid to Supervisor for special and supervisory services rendered to Registrant and the New Lessee.

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

Upon plaintiff's appeal of that order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. By Order dated August 11, 1999, plaintiff's derivative claims were dismissed. The case was certified as a class action by order dated February 1, 2000 and trial is currently scheduled for September 2000. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation will not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated proceeds are currently being held by Supervisor.

		On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Supervisor. Registrant was a defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December 8, 1997 and referred to in the preceding paragraph. Upon plaintiff's appeal of the order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. By Order dated August 11, 1999, plaintiff's derivative claims were dismissed. The case was certified as a class action by order dated February 1, 2000 and trial is currently scheduled for September 2000. Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.

		On July 24, 1997, a former holder of a 1.66% partnership interest in the Original Lessee filed a complaint in New York Supreme Court against Registrant, Original Lessee, New Lessee and Peter L. Malkin, individually and as a partner or shareholder in those entities. As against Registrant, the complaint alleges a claim for damages or other relief based on the sale of the Property and the allocation of sale proceeds to Registrant. An answer for Registrant denying all allegations of liability and damages asserted by plaintiff was filed. The claim against Registrant in this action has been discontinued.

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


Date: August 14, 2000


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*


Date: August 14, 2000








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