Form 10-Q
period 2000-09-30
GARMENT CAPITOL ASSOCIATES
filed 2000-11-16
CIK 40023

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)

   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

An Exhibit Index is located on Page 14 of this Report.
Number of pages (including exhibits) in this filing: 14









					PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 Garment Capitol Associates
                               Condensed Statements of Income
                                        (Unaudited)

					    For the Three Months	      For the Nine Months
					    Ended September 30,		      Ended September 30,
     				            2000            1999		 2000       1999
Income:
   Dividend income			$   2,523	  $  1,991	      $    7,290  $  6,408
 					---------	  --------	      ----------  --------
		   Total income		$   2,523	  $  1,991	      $    7,290  $  6,408
					---------	  --------	      ----------  --------
Expenses:
		Legal and accounting fees   2,523	     1,991	           7,290     6,408
					---------	  --------	      ----------  --------
		Total expenses		$   2,523	  $  1,991	      $    7,290  $  6,408
					---------	  --------   	      ----------  --------

Net income (loss) for period	   $    -0- 	  $    -0-	    $     -0-  $     -0-
					=========	  ========	      ==========  ========
Earnings per $5,000
  participation unit, based
  on 1,050 participation
  units outstanding
  during the year	      $    -0-          $    -0-	      $     -0-   $    -0-
					=========	  ========	      ==========  ========
	Distributions per $5,000
	  participation unit
   consisted of the
   following:
	  Income			$    -0-	  $    -0-	      $     -0-   $     -0-
					=========	  ========	      ==========  =========




	As of September 30, 2000, the Participants continue to hold pro rata interests in Registrant based on the original participating interests.


                              Garment Capitol Associates
                               Condensed Balance Sheets
                                      (Unaudited)


Assets					 September 30, 2000  December 31, 1999
Escrow Account held by
  Wien & Malkin LLP				$  162,820		$  173,327
						----------		----------
  Total Assets					$  162,820		$  173,327
						==========		==========

Liabilities
  Accrued legal costs reserved
    re: pending litigation
    concerning sale of real estate	           162,820		   173,327
						----------		----------
	Total liabilities		        $  162,820		$  173,327
						==========		==========
Capital
  September 30, 2000 			             -0-		       -0-
  December 31, 1999				     -0-		       -0-
						----------		----------
   Total liabilities and capital:
	September 30, 2000		        $  162,820		$      -0-
	December 31, 1999		             -0-		   173,327
						==========		==========

      			     Garment Capitol Associates
                         Condensed Statements of Cash Flows
                                     (Unaudited)

						     January 1, 2000	  January 1, 1999
					                 through	       through
						    September 30, 2000    September 30, 1999
Cash flows from operating
  activities:
	Net income (loss)	     		 	$    -0-	      $     -0-
            Adjustments to reconcile
        Net loss to cash used in
        operating activities :
	Change in operating liabilities:
	Change in accrued legal cost reserve              (10,507)  	        (36,756)
							 ---------	       ---------
     Net cash used in
	  operating activities, and
       net (decrease) in cash			        $ (10,507)	      $ (36,756)
							 ---------	       ---------

Cash, beginning of period		                  173,327		207,983
							 ---------	       ---------
Cash, end of period				        $ 162,820	      $ 171,227
							 =========	       =========




Notes to Condensed Financial Statements (Unaudited)

Note A - Basis of Presentation

		In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2000, its results of operations for the nine and three months ended September 30, 2000 and 1999, its cash flows for the nine months ended September 30, 2000 and 1999 and its changes in Partners' capital for the nine months ended September 30, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


Note B - Interim Period Reporting


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

		Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $162,820 is being held by Supervisor.

Note C - Supervisory Services

		Registrant supervisory fee arrangement with Supervisor provided for (i) the basic payment of $42,500 per annum ("Basic Payment"); (ii) an additional annual basic payment of the first $37,500 of Additional Rent paid by Lessee in any lease year ("Additional Basic Payment"); and (iii) an additional payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year (the "Additional Payment"). The Additional Basic Payment was payable in each year only from Additional Rent received by Registrant from New Lessee. If Additional Rent in any year was inadequate to cover the Additional Basic Payment, such deficiency was payable in the following year in which Additional Rent was sufficient.

		No remuneration was paid during the current fiscal year by Registrant to any of the Partners as such. Legal fees for the period ended September 30, 2000 included $7,290 for legal and accounting services rendered by Wien & Malkin LLP.

		The supervisory services provided to Registrant by Supervisor included legal, administrative and financial services. The legal and administrative services included acting as Supervisor to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage, providing or overseeing certain legal services and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

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

	Upon plaintiff's appeal of that order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. By Order dated August 11, 1999, plaintiff's derivative claims were dismissed. The case was certified as a class action by order dated February 1, 2000 and was tried to the court (Baer, J.) and a trial jury beginning on September 18, 2000. On September 27, 2000, the trial jury returned a verdict for all defendants on all claims.

	Plaintiff has made a motion for judgment notwithstanding the verdict and has stated that he intends to appeal the verdict. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation would not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated funds currently are being held by Supervisor. The required 30-day notice was given to counsel for the plaintiff on October 2, 2000.

		On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Supervisor. Registrant was a defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December 8, 1997 and referred to in the preceding paragraph. Upon plaintiff's appeal of the order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. By Order dated August 11, 1999, plaintiff's derivative claims were dismissed. The case was certified as a class action by order dated February 1, 2000 and was tried to the Court (Baer, J.) and a trial jury returned a verdict for all defendants on all claims. Plaintiff has made a motion for judgement notwithstanding the verdict and has stated that he intends to appeal the verdict. Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.

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


Date: November 15, 2000


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*


Date: November	15, 2000









__________________________
*	Mr. Katzman supervises accounting functions for Registrant.


                                EXHIBIT INDEX


Number	                  Document	                        Page*

3 (a)	        Registrant's Partnership Agreement, dated
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