Form 10-K
period 2000-12-31
GARMENT CAPITOL ASSOCIATES
filed 2001-04-16
CIK 40023

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

An Exhibit Index is located on pages 34 through 36 of this Report. Number of Pages (including exhibits) in this filing: 36


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

	The New Lessee had paid basic rent under the Operating
Lease through March 27, 1997, (NSP) the date of the sale of the Property, as hereinafter described. Registrant applied these rents to cover (1) its monthly mortgage payments to the Apple Bank for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervisory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14, respectively, and certain other minor assessments and charges aggregating less than $1,500, all of which were due on January 1, 1996 or shortly thereafter. The New Lessee also failed to pay the New York City real estate taxes and BID assessments in the amounts of $1,053,254.50 and $28,529.26, respectively, which were due on July 1, 1996 and $740,845.50 and $28,529.26, respectively, which were due on January 1, 1997. As a result, although payment of the January 1, 1996 and July 1, 1996 and January 1, 1997 real estate taxes and BID assessments has been made as described below, the New Lessee was in default of the Operating Lease as of January 1, 1996.

	The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while management of Registrant solicited the consent of the Participants to a sale of the Property (the "Solicitation"). On July 26, 1996, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a sale of the Property and forbearance in favor of the New Lessee. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 25, 1996, and is incorporated herein by reference. If Registrant did forbear, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of Basic Rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Operating Lease was also to serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent solicitation program included the continuation of the Operating Lease with the New Lessee, Registrant did not send a notice of default under the Operating Lease based on the failure of the New

                                -2-
Lessee to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments.

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

	Based on advice from legal counsel, the partnership was terminated on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation, an escrow account, in the amount of $165,357 is being held by Supervisor as of December 31, 2000. See Item 3 hereto.

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

                          -6-

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

	Upon plaintiff's appeal of that order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. By Order dated August 11, 1999, plaintiff's derivative
                                -7-

claims were dismissed. The case was certified as a class action by order dated February 1, 2000 and was tried to the court (Baer, J.) and a trial jury beginning on September 18, 2000. On September 27, 2000, the trial jury returned a verdict for all defendants on all claims.

	Plaintiff made a motion for judgment notwithstanding the verdict and for a new trial. By opinion and order dated January 17, 2001, the court denied plaintiff's motion for judgment notwithstanding the verdict and for a new trial, and plaintiff has filed appeals from the jury verdict and the denial of those motions. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation would not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. Such allocated funds currently are being held by Supervisor. The required 30-day notice was given to counsel for the plaintiff on October 2, 2000.

        On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Supervisor. Registrant was a defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December 8, 1997 and referred to in the preceding paragraph. Upon plaintiff's appeal of the order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. By Order dated August 11, 1999, plaintiff's derivative claims were

                                -8-

dismissed. The case was certified as a class action by order dated February 1, 2000 and was tried to the Court (Baer, J.) and a trial jury returned a verdict for all defendants on all claims. Plaintiff made a motion for judgement notwithstanding the verdict and for a new trial. By opinion and order dated January 17, 2001, the court denied plaintiff's motion for judgement notwithstanding the verdict and for a new trial, and plaintiff has filed appeals from the jury verdict and the denial of those motions. Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.

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

        Registrant did not issue any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consisted of participations in the partnership

                                -9-
interests of the Partners in Registrant (the "Participations") and are not shares of common stock or their equivalent. The Participations represented each Participant's fractional share in a Partner's undivided interest in Registrant and are divided approximately equally among the Partners. A full unit of the Participations was originally offered at a purchase price of $10,000; fractional units were also offered at proportionate purchase prices. In November 1957, one-half of the original purchase price was returned to the Participants from the proceeds of a first mortgage on the Property leaving a remaining unreturned cash investment of $5,000 (a "$5,000 Participation"). On March 31, 1997 and July 23, 1997 distributions of sale proceeds from the sale of the Property were made to the Participants. Each holder of a $5,000 Participation received a total of $26,475.90, which included a return of remaining original capital. Registrant has not repurchased Participations in the past.

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

                                   -10-
Item 6.

                              GARMENT CAPITOL ASSOCIATES

                              SELECTED FINANCIAL DATA


                                     Years ended December 31,
                          2000      1999       1998        1997       1996

Basic rent income.. ... $     -   $     -   $      -   $   257,850  $1,090,000
Additional rent income.       -         -          -            -           -
Interest income........       -         -          -        87,951      140,266
Dividend income.........   9,827     8,541     11,829       17,533          43
                         --------  --------  ---------  -----------  ----------
   Total revenue....... $  9,827  $  8,541  $  11,829  $   363,334  $1,230,309
                         ========  ========  =========  ===========  ==========
Gain on sale of real
   estate............   $     -   $     -   $      -   $28,164,634  $       -
                         ========  ========  =========  ===========  ==========
Net income..........    $     -   $     -   $      -   $28,334,587  $  693,299
                         ========  ========  =========  ===========  ==========

Earnings per $5,000 participation
 unit, based on 1,050 participa-
 tion units outstanding during
 the year:
  Income from
    operations......    $     -   $     -   $      -   $       162  $      660
    Gain on sale of
      real estate...          -         -          -        26,823        -
                         --------  --------  ---------  -----------  ----------
      Net income....    $     -   $     -   $      -   $    26,985  $      660
                         ========  ========  =========  ===========  ==========
Total assets.......     $165,357  $173,327  $ 207,983  $   206,894  $5,496,454
                         ========  ========  =========  ===========  ==========

Long-term obligations.. $     -   $     -   $      -   $        -   $       -
                         ========  ========  =========  ===========  ==========


Distributions per $5,000 par-
 ticipation unit, based on 1,050
 participation units outstanding
 during the year:
   Income.............. $     -   $     -   $      -   $    26,666  $      569
   Return of capital..        -         -          -            -           -
                         --------  --------  ---------  -----------  ----------
   Total distributions. $     -   $     -   $      -   $    26,666  $      569
                         ========  ========  =========  ===========  ==========

                               -11-

Item 7.	Management's Discussion and Analysis of
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

                                -12-

        The financial statements are being filed in response to this item.


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

                                                        Principal       Date
                        Nature of                       Occupation   Individual
                        Family          Business        and             became
Name            Age     Relationship    Experience      Employment      Partner

Peter L. Malkin 67      None            Real Estate     Senior Partner  1983
                                        Supervision      and Chairman
                                        and Law         Wien & Malkin
                                                        LLP

Thomas N. Keltner,
 Jr.            54      None            Real Estate      Partner        1998
                                        Supervision      Wien & Malkin
                                        and Law          LLP

Richard A. Shapiro      55      None    Real Estate      Partner        1998
                                        Supervision      Wien & Malkin
                                        and Law          LLP

		As stated above, the Partners are also members of Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may have posed

                             -13-
actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

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

        No remuneration was paid during the current fiscal year by Registrant to any of the Partners as such. Registrant's supervisory fee arrangement with Supervisor provided for (i) the basic payment of $42,500 per annum; (ii) an additional payment of the first $37,500 of Additional Rent paid by the lessee under the Operating Lease in any lease year; and (iii) the payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year. Pursuant to such fee arrangements described herein, Registrant paid Supervisor $21,360 during the eleven month period ended November 30, 1997. The supervisory services provided to Registrant by Supervisor included legal, administrative and financial services. The legal and administrative services

                                -14-
included acting as Supervisor to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage, providing or overseeing certain legal services and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

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
                        60 East 42nd Street
                        New York, NY 10165

                                -15-
         At the date of sale, March 27, 1997, certain of the Partners (or their respective spouses) held additional
Participations as follows:

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

		Reference is made to Items 1 and 2 hereof for a description of the terms of the Operating Lease between Registrant and the New Lessee. The respective interests of Messrs. Shapiro, Keltner and Malkin, if any, in Registrant arose solely from the ownership of their respective participations in Registrant. The respective interests of Mr. and Mrs. Malkin in Original Lessee and New Lessee arose solely from the ownership of their respective partnership interests in Original Lessee and shares in New Lessee. The Partners (and Mrs. Malkin) received no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Original Lessee and shareholders in New Lessee. However, each of the Partners, by reason of his respective interest in Supervisor, was entitled to receive his share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Original Lessee. See Item 11 hereof for a description of the renumeration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor. Super-visor has also been paid fees for legal services rendered to the New Lessee in connection with certain of its operations during 1996 and 1997.

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
                Schedules and Reports on Form 8-K.

		(a)(1)  Financial Statements:

                Balance Sheets at December 31, 2000 and at December 31, 1999 (Exhibit A).

                Statements of Income for the years ended December 31, 2000, 1999 and 1998 (Exhibit B).

                Statement of Partners' Capital for the fiscal year ended December 31, 2000 (Exhibit C-1).

                Statement of Partners' Capital for the fiscal year ended December 31, 1999 (Exhibit C-2).

                Statement of Partners' Capital for the fiscal year ended December 31, 1998 (Exhibit C-3).

                Statements of Cash Flows for fiscal year ended December 31, 2000, 1999 and 1998 (Exhibit D).

                Notes to Financial Statements for the fiscal year ended December 31, 2000.

		(2)	Financial Statement Schedules:

		List of Omitted Schedules.

                (3)     Exhibits:  See Exhibit Index.





                                -18-
                                                         EXHIBIT A
                                GARMENT CAPITOL ASSOCIATES

                                 BALANCE SHEETS

                                (unaudited)

                                A S S E T S


                                                 December 31,
                                          2000                  1999
Current Assets:
  Cash and cash equivalents:
    Escrow account held by Wien
     & Malkin LLP (Note 10)..........   $165,357              $173,327
                                        --------              --------
          TOTAL CURRENT ASSETS.......    165,357               173,327
                                         --------              --------
          TOTAL ASSETS...............   $165,357              $173,327
                                        ========              ========


                           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accrued legal costs reserved re: pending
   litigation concerning sale of real
   estate (Notes 9 and 10).... .......  $165,357              $173,327
                                        --------              --------
          TOTAL LIABILITIES..........    165,357               173,327
Partners' capital (Exhibit C)........         -                     -
                                        --------              --------
          TOTAL LIABILITIES AND PARTNERS'
           CAPITAL...................   $165,357              $173,327
                                        ========              ========















            	See accompanying notes to financial statements.
                                    -19-

                                                                EXHIBIT B
                         GARMENT CAPITOL ASSOCIATES

                           STATEMENTS OF INCOME

                                (unaudited)

                                           Year ended December 31,
                                     2000            1999           1998
 Revenues:

  Rent income, from a related
   party (Note 4)...............    $   -           $   -          $    -
  Interest income...............        -               -               -
  Dividend income................    9,827           8,541          11,829
                                     ------         ------         -------
         Total Income                9,827           8,541          11,829
                                     ------         ------         -------
Expenses:

  Interest on mortgage (Note 3)...      -               -              -

  Supervisory services, to a
   related party (Note 5)...........    -               -              -

  Legal fees, to a related party
      (Note 5).....................  6,827           6,016          11,829

  Accounting fees................    3,000           2,525               -

  Amortization of mortgage
   refinancing costs (Note 2b)...       -               -               -
                                    ------          ------          -------

        Total Expenses               9,827           8,541          11,829
                                    ------          ------          -------

    Income from operations..........    -               -               -

Gain on sale of real estate (Note 9).   -               -               -
                                    ------          ------           -------

    NET INCOME, CARRIED TO PARTNERS'
      CAPITAL DEFICIT (NOTE 8)...  .$   -          $    -         $     -
                                    ======        ========          ========


Earnings per $5,000 participation
 unit, based on 1,050 participation
 units outstanding during each year:

   Income from operations.........  $   -          $    -         $     -
   Gain on sale of real estate.....     -               -               -
                                    ------         -------          --------

    NET INCOME..................    $   -          $    -         $     -
                                    ======         =======          ========


             See accompanying notes to financial statements.

                                                                  EXHIBIT C-1
                              GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL
                             YEAR ENDED DECEMBER 31, 2000
                                     (unaudited)



                     Partners'
                     capital        Share of                  Partners' capital
                  January 1, 2000  net income  Distributions  December 31, 2000


Richard A. Shapiro
   Group.............   $   -        $   -           $   -           $   -

Peter L. Malkin
   Group..............      -            -                -              -

Thomas N. Keltner,
   Jr. Group..........      -            -                -              -
                        ------        ------          ------          ------

                        $   -        $   -           $   -           $   -
                        ======        ======          ======          ======






















	           See accompanying notes to financial statements.

                                                                  EXHIBIT C-2

                         GARMENT CAPITOL ASSOCIATES

                        STATEMENT OF PARTNERS' CAPITAL
                         YEAR ENDED DECEMBER 31, 1999
                                 (unaudited)




                      Partners'
                    capital         Share of                  Partners' capital
                 January 1, 1999   net income  Distributions  December 31, 1999


Richard A. Shapiro
   Group.............   $   -       $   -       $   -           $   -

Peter L. Malkin
   Group..............      -           -           -               -

Thomas N. Keltner, Jr.
   Group..............      -           -           -               -
                           ------   ------       ------         ------

                         $   -       $   -      $   -           $   -
                         ======     ======      ======          ======























	            See accompanying notes to financial statements.

                                                               EXHIBIT C-3


                           GARMENT CAPITOL ASSOCIATES

                      STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                           YEAR ENDED DECEMBER 31, 1998

                                   (unaudited)




                     Partners'
                 capital (deficit)  Share of                  Partners' capital
                 January 1, 1998   net income  Distributions  December 31, 1998



Richard A. Shapiro
  Group (formerly John
  L. Loehr Group).....  $   -       $   -        $   -         $   -

Peter L. Malkin
  Group (formerly Stanley
  Katzman Group).....       -           -            -             -

Thomas N. Keltner, Jr
  Group (formerly Stanley
  Katzman Group).....       -           -            -             -
                         ------       ------       ------        ------

                        $   -        $   -       $   -         $   -
                        ======        ======       ======        ======






















	            See accompanying notes to financial statements.
                                -23-

                                                           EXHIBIT D
                         GARMENT CAPITOL ASSOCIATES

                           STATEMENTS OF CASH FLOWS
                                (unaudited)

                                               Year ended December 31,
                                             2000           1999        1998
Cash flows from operating activities:
  Net income..........................   $       - 	$     - 	$     -
  Adjustments to reconcile net income
   to net cash provided (used in) by
   operating activities:
     Amortization of mortgage
        refinancing costs............            -            -               -
     Gain on sale of real estate.....            -            -               -
     Changes in operating liabilities:
       Accrued interest payable......            -            -               -
       Accrued legal fees reserved
        re: pending litigation....... 	  (7,970)	(34,656)	   1,089
                                        --------        -------            --------
             Net cash provided by (used in)
              operating activities.... 	  (7,970) 	(34,656)	   1,089
                                        --------        -------            --------
Cash flows from investing activities:
  Payments from lessee, net (Note 9)....        -               -               -
  Net proceeds from sale of real estate..       -               -               -
	--------	-------	--------
             Net cash provided by
              investing activities.......       -               -               -
	--------	-------	--------
Cash flows from financing activities:
  Cash distributions.....................       -               -               -
  Principal payments on first mortgage
    payable............................         -               -               -
	--------	-------	--------
       Net cash used in financing activities    -              -             -
	--------	-------	--------
       Net increase (decrease) in cash
        and cash equivalents.............    (7,970) 	 (34,656) 	   1,089

Cash and cash equivalents,
   beginning of year...................     173,327      207,983         206,894
                                           --------      --------       --------
       CASH AND CASH EQUIVALENTS,
          END OF YEAR..................    $165,357     $173,327        $207,983
                                           ========     ========        ========

Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest..........................	$     - 	$     - 	$     -
                                          ========      ========        ========

                See accompanying notes to financial statements


                                    -24-

1.	Business Activity

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

Cash and cash equivalents include amounts held by Wien & Malkin
LLP (see Note 5) in escrow on December 31, 2000 and 1999 as a reserve to cover possible legal costs for pending litigation in which Associates is named as a defendant (see Note 10).

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


3.	First Mortgage Payable (continued)

installments, applied first to interest at the rate of 9-l/2% per annum and the balance to principal. The mortgage was scheduled to mature on December 1, 1992 with a balance of $3,376,341 but was

                        -25-
extended until June 16, 1993, when the bank issued a commitment to extend and modify the mortgage for a five-year period from December 1, 1992 through December 1, 1997. The closing, which had been delayed, occurred on March 23, 1995. The terms of the extended mortgage included provision for constant monthly payments totaling $447,316 per annum, including interest at the rate of 10
1/2% per annum from November 1, 1993 through November 30, 1994, and constant payments totaling $449,586 per annum, including interest at the rate of 10.6% per annum from December 1, 1994 through maturity. The constant payments were based on a fifteen year amortization schedule. Payment of principal and interest made subsequent to the original maturity date (December 1, 1992) were reapplied according to these new repayment terms and, at the closing, a retroactive payment of $218,081 was made to bring the payments current with the new mortgage schedule. The balance of the mortgage at December 31, 1996 was scheduled to be $2,912,936.
However, protective advances by the Fee Mortgagee in 1996 (see
Note 9) increased the mortgage payable balance to $5,785,947.
Interest only on the increased mortgage amounts were also payable monthly at the rate of 10.6% per annum through maturity. In accordance with the Solicitation referred to in Note 9, interest on the protective advances payable by the New Lessee so long as the lease continued in effect; the principal of the protective advances was collectible from the proceeds of the sale of the Property.

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

                            -26-
4.	Related Party Transactions - Rent Income (continued)

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

5.	Related Party Transactions - Supervisory Services And Legal
Fees

Supervisory services (including disbursements and cost of regular accounting services) for the period January 1, 1997 through March
27, 1997, totaling $21,360 were paid to the firm of Wien & Malkin
LLP. Fees for supervisory services were paid pursuant to an agreement, which amount was based on a rate of return of invest-ment achieved by the participants in Associates. Legal fees and disbursements of $6,827 and $6,016, respectively, for the years ended December 31, 2000 and 1999 were incurred for services rendered by the firm of Wien & Malkin LLP. Some members of that firm are also partners in Associates. See Notes 9 and 10 for additional related party transactions in connection with the sale of the Property and amounts held in escrow as a reserve against possible legal costs.

6.	Number of Participants

There were approximately 900 participants in the participating groups at December 31, 2000, 1999 and 1998.

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

8.	Distributions and Amount of Income per $5,000 Participation Unit
(continued)

Such distributions included $26,476 per $5,000 unit resulting from proceeds on the sale of the Property (see Note 9). There were no distributions made in 1998, 1999 or 2000.

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

For income tax purposes in 2000, the payment of prior years' accrued expenses in excess of current year's net income in the amount of $7,970 ($8, per $5,000 participation unit), is deductible in the year paid.

9.	Sale of the Property on March 27, 1997 and Preceding Events
Regarding Default by New Lessee of the Operating Lease and Breach
of Associates' Obligations Under the Fee Mortgage

Default by New Lessee of Operating Lease and Breach of Associates'
Obligations Under Fee Mortgage:

Since January l, 1996, the New Lessee paid Basic Rent under the
Operating Lease. Associates in turn continued to pay (1) the monthly mortgage payments to Apple Bank for Savings (the "Fee
Mortgagee") on Associates' fee mortgage on the Property (the "Fee
Mortgage"); (2) its monthly fee for supervisory services; and (3) monthly distributions to the participants in Associates.

However, from January 1, 1996 through the date of sale of the Property, the New Lessee failed to pay the New York City real estate and Business Improvement District ("BID") assessments, which were due on January l, 1996 (collectively, the "1/1/96 Real
Estate Taxes"). As a result, the New Lessee was in default of the Operating Lease as of that date. The New Lessee requested that Associates forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the 1/1/96 Real Estate Taxes, while management of Associates solicited the consent of its participants to a sale of the Property (the "Solicitation"). In connection with Associates' forbearance, the New Lessee agreed to cooperate fully with Associates in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of the Basic Rent, to enable Associates to continue its monthly distributions to the participants, pay its supervisory fee and pay its monthly mortgage obligation.

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

                              -29-
On January 29, 1997 Associates, having received authorization from its participants to sell the Property, entered into a contract of sale of the Property at a selling price of $42,000,000. Such sale was concluded on March 27, 1997, at which time the first mortgage was paid in full and Associates discontinued operations. In accordance with the Solicitation, the proceeds of sale were allocated between Associates and the New Lessee, with Associates receiving $32,681,200 and the New Lessee receiving $9,318,800.

The gain on sale of real estate was computed as follows:

	Sales proceeds allocated to Associates	$32,681,200

Less costs of sale:
	Building, net of depreciation	$       -
        Land                             2,500,000
        Closing costs                    1,809,672       4,309,672
                                        ----------      ----------
                                                        28,371,528
Less:	accrued legal costs reserved
  re: pending litigation (see Note 10)                     206,894
                                                       -----------
        Gain on sale of real estate                    $28,164,634
                                                       ===========

Closing costs on the sale of the Property included $297,544 paid to the firm of Wien & Malkin LLP, a related party (Note 5).
On March 31, 1997 a distribution of $27,000,000 ($25,714 per
$5,000 participation unit) was made to the participants out of the proceeds of sale. On July 22, 1997 a final distribution of $800,000 ($762 per $5,000 participation unit) was made to the participants out of the proceeds of sale. Associates' receivable from the New Lessee as of the date of the sale of the Property, in the amount of $2,399,317 was satisfied on March 27, 1997 by the payment of the protective advances from proceeds of the sale in accordance with the Solicitation. However, the New Lessee's share of such proceeds, which according to the Solicitation amounts to $6,919,483, is being held by Wien & Malkin LLP, a related party and counsel to Associates ("Counsel"), in connection with liti-gation referred to in Note 10.

10.	Litigation and Contingency Reserve Held in Escrow

On October 4, 1996, the alleged holder of three participation interests in Associates brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners of Associates, and Counsel.
Associates is a nominal defendant. The suit claims that defendants violated the anti-fraud provisions and federal proxy rules of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation (Note 9). The suit is styled as a class action, but the plaintiff has not applied for class certification to date. The suit seeks to enjoin the alloca-tion of sale proceeds to the New Lessee approved by the partici-pants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted that motion and dismissed the action by order and decision dated December 8, 1997.

A similar suit was filed by another alleged holder of a fractional interest in Associates on March 13, 1997. The defendants responded to the complaint with a motion seeking dismissal of the action in its entirety and the Court granted that motion by the same order and decision referred to in the preceding paragraph. Although the cases were initially dismissed in their entirety, in February 1999 the United States Court of Appeals for the Second Circuit reversed that dismissal in part, reinstating two of plaintiffs' federal securities law claims. In August 1999, some of the plaintiffs' state law claims were dismissed in a ruling which held that the plaintiffs could not proceed with their derivative claim for breach of fiduciary duty. Based on this opinion and the Court's reasoning therein, the defendants consistently have asserted that Associates is no longer a defendant in either case. The complaints do not seek any relief against Associates and, accordingly, Associates' litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Associates is anticipated. No provision has been made in the accompanying financial statements for any adjustments that might result from the outcome of the litigation. To reserve against possible legal costs associated with the aforementioned pending litigation Associates has set aside $165,357 at December 31, 2000 in an escrow account held by Wien & Malkin LLP, a related party.
Such amount represents the unpaid balance of an amount which was reserved and charged in the accompanying 1997 financial statements against the gain on the sale of real estate (Note 9).


                                -31-

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

Date: April 16, 2001


        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*



Date: April 16, 2001


_________________________________
*	Mr. Katzman supervises accounting functions for Registrant


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

        3 (b)   Amended Business Certificate of
                Registrant, reflecting a change in
                the partners of Registrant effective
                as of April 15, 1998, which was
                filed as Exhibit 3(b) to
                Registrant's Amended 10-Q for the
                quarter ended September 30, 1998 and
                is incorporated by reference as an
                exhibit hereto

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















____________________________________
*	Page references are based on sequential numbering
system.
                        -36-

