Form 10-Q
period 2001-03-31
GARMENT CAPITOL ASSOCIATES
filed 2001-05-21
CIK 40023

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

2001 2000

Income:

Basic rent income, from a

related party (Note B) $ -0- $ -0-

Dividend income 2,281 2,321

--------- ----------

Total income 2,281 2,321

--------- ----------

Expenses:

Interest on mortgage -0- -0-

Supervisory services, to a

related party (Note C) -0- -0-

Amortization of mortgage

refinancing costs -0- -0-

Legal fees 2,281 2,321

--------- ----------

Total expenses 2,281 2,321

--------- ----------

Net loss for period $ -0- $ -0-

========= ==========

Earnings per $5,000

participation unit, based on

1,050 participation units

outstanding during the period $ -0- $ -0-

========= ==========

Distributions per $5,000

participation consisted of

the following:

Income $ -0- $ -0-

========= ==========

As of March 31, 2001, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests.

Garment Capitol Associates

Condensed Balance Sheet

(Unaudited)

Assets March 31, 2001 December 31, 2000

Escrow Account held by

Wien & Malkin LLP $ 164,923 $ 172,340

---------- -----------

Total Assets 164,923 172,340

========== ===========

Liabilities

Accrued legal costs reserved

re: pending litigation

concerning sale of real estate 164,923 172,340

---------- -----------

Total liabilities $ 164,923 $ 173,340

========== ===========

Capital

March 31, 2001 -0- -0-

December 31, 2000 -0- -0-

---------- -----------

Total liabilities and capital:

March 31, 2001 164,923 -0-

December 31, 2000 -0- 172,340

========== ===========

Garment Capitol Associates

Condensed Statement of Cash Flow

(Unaudited)

January 1, 2001 January 1, 2000

through through

March 31, 2001 March 31, 2000

Cash flows from operating

activities:

Net loss $ -0- $ -0-

Adjustments to reconcile

net loss to cash used in

operating activities:

Amortization of mortgage

refinancing costs -0- -0-

Gain on sale of property -0- -0-

Changes in operating liabilities:

Change in accrued legal cost reserve (434) (987)

---------- ---------

Net cash used in

operating activities (434) (987)

---------- ---------

Cash flows from investing activities:

Advances to lessee -0- -0-

Payments from lessee -0- -0-

Proceeds from sale of property -0- -0-

---------- ---------

Net cash provided by investing

activities -0- -0-

---------- ---------

Cash flows from financing activities:

Cash distributions -0- -0-

Principal payments on first mortgage -0- -0-

---------- ---------

Net cash used in financing

activities -0- -0-

---------- ---------

Net decrease in cash (434) (987)

Cash, beginning of period 165,357 173,327

---------- ---------

Cash, end of period 164,923 172,340

========== =========

January 1, 2001 January 1, 2000

through through

March 31, 2001 March 31, 2000

Cash paid for:

Interest $ -0- $ -0-

========== =========

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2001, its results of operations and cash flows for the three months ended March 31, 2001 and 2000 and its changes in Partners' capital for the three months ended March 31, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's, Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $164,923 is being held by Supervisor.

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

No remuneration was paid during the current fiscal year by Registrant to any of the Partners as such. Legal fees for the period ended March 31, 2001 included $2,281 for services rendered by Wien & Malkin LLP.

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

Plaintiff made a motion for judgment notwithstanding the verdict and for a new trial. By opinion and order dated January 17, 2001, the court denied plaintiff's motion for judgment notwithstanding the verdict and for a new trial, and plaintiff has filed appeals from the jury verdict and the denial of those motions. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation would not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. The required 30-day notice was given to counsel for the plaintiff on October 2, 2000, and a portion of such sales proceeds have been used to pay fees and expenses associated with the litigation.

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

By: /s/ Richard A. Shapiro

Richard A. Shapiro, Attorney-in-fact*

Date: May 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

By: /s/ Richard A. Shapiro

Richard A. Shapiro, Attorney-in-fact*

Date: May 21, 2001

__________________________

* Mr. Shapiro supervises accounting functions for Registrant.

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