Form 10-Q
period 2001-06-30
GARMENT CAPITOL ASSOCIATES
filed 2001-08-20
CIK 40023

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Garment Capitol Associates

Condensed Statement of Income

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2001 2000 2001 2000

Income:

Dividend income $ 1,823 $ 2,446 $ 4,104 $ 4,767

------------ ------------ ----------- -----------

Total income $ 1,823 $ 2,446 $ 4,104 $ 4,767

---------- ---------- --------- ---------

Expenses :

Legal and accounting fees 1,823 2,446 4,104 4,767

--------- ---------- ---------- ---------

Total expenses $ 1,823 $ 2,446 $ 4,104 $ 4,767

--------- ---------- ---------- ---------

Net income (loss) for period $ -0- $ -0- $ -0- $ -0-

====== ====== ====== ======

Earnings per $5,000

participation unit, based on

1,050 participation units

outstanding during the period $ -0- $ -0- $ -0- $ -0-

====== ====== ====== ======

Distributions per $5,000

participation consisted of

the following:

Income $ -0- $ -0- $ -0- $ -0-

====== ====== ====== ======

As of June 30, 2001, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests.

Garment Capitol Associates

Condensed Balance Sheet

(Unaudited)

Assets June 30, 2001 December 31, 2000

Escrow Account held by

Wien & Malkin LLP $ 166,747 $ 165,357

---------- -----------

Total assets $ 166,747 $ 165,357

========== ===========

Liabilities

Accrued legal costs reserved

re: pending litigation

concerning sale of real estate 166,747 165,357

---------- -----------

Total liabilities $ 166,747 $ 165,357

========== ===========

Capital

June 30, 2001 -0- -0-

December 31, 2000 -0- -0-

---------- -----------

Total liabilities and capital:

June 30, 2001 $ 166,747 $ -0-

December 31, 2000 -0- 165,357

========== ===========

Garment Capitol Associates

Condensed Statement of Cash Flows

(Unaudited)

January 1, 2001 January 1, 2000

through through

June 30, 2001 June 30, 2000

Cash flows from operating

activities:

Net loss $ -0- $ -0-

Adjustments to reconcile

net loss to cash used in

operating activities:

Changes in operating liabilities:

Change in accrued legal cost reserve 1,390 (2,749)

---------- ---------

Net cash used in

operating activities, and

net (decrease) in cash $ 1,390 $ (2,749)

Cash and cash equivalents,

beginning of period 165,357 173,327

---------- ---------

Cash and cash equivalents,

end of period $ 166,747 $ 170,578

========== =========

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2001, its results of operations for the six and three months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 and its changes in Partners' capital for the six months ended June 30, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's, Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Based on advice from legal counsel, the Registrant partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $166,747 is being held by Supervisor.

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

No remuneration was paid during the current fiscal year by Registrant to any of the Partners as such. Legal fees for the period ended June 30, 2001 included $2,715 for services rendered by Wien & Malkin LLP.

The supervisory services provided to Registrant by Supervisor included legal, administrative and financial services, such as acting as Supervisor to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings, monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

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

Date: August 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-fact*

Date: August 20, 2001

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