Form 10-Q
period 2001-09-30
GARMENT CAPITOL ASSOCIATES
filed 2001-11-15
CIK 40023

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
                                (Unaudited)

                                  For the Three Months    For the Nine Months
                                   Ended September 30,     Ended September 30,
                                    2001        2000        2001       2000

Income:
   Dividend income           $   1,490        $   2,523  $    5,594  $    7,290
                             ---------        ---------- ----------  ----------
   Total income              $   1,490        $    2,523 $    5,594  $    7,290
                             ---------        ---------- ----------  ----------
Expenses:
   Legal and accounting fees     1,490             2,523      5,594       7,290
                             ---------        ---------- ----------  ----------
   Total expenses            $   1,490        $    2,523 $    5,594  $    7,290
                             ---------        ---------- ----------  ----------

Net income (loss) for period $    -0-         $      -0- $      -0-  $      -0-
                             =========        ========== ==========  ==========

Earnings per $5,000
  participation unit, based
  on 1,050 participation
  units outstanding
  during the year            $    -0-         $     -0-  $     -0-   $    -0-
                             =========        ========== ==========  ==========

Distributions per $5,000
  participation unit
  consisted of the
  following:
  Income                     $    -0-         $     -0-  $     -0-  $      -0-
                             =========        ========== ========== ==========




	As of September 30, 2001, the Participants continue to hold pro rata interests in Registrant based on the original participating interests.
                                    -1-

                        Garment Capitol Associates
                         Condensed Balance Sheets
                                (Unaudited)


Assets                         September 30, 2001       December 31, 2000
Escrow Account held by
  Wien & Malkin LLP                $  166,706              $  165,357
                                   ----------              ----------
  Total assets                     $  166,706              $  165,357
                                   ==========              ==========

Liabilities
  Accrued legal costs reserved
    re: pending litigation
    concerning sale of real estate    166,706                165,357
                                   ----------              ----------
  Total liabilities                $  166,706              $  165,357
                                   ==========              ==========
Capital
  September 30, 2001                      -0-                     -0-
  December 31, 2000                       -0-                     -0-
                                   ----------              ----------

  Total liabilities and capital:
        September 30, 2001         $  166,706              $      -0-
        December 31, 2000                 -0-                 165,357
                                   ==========              ==========
                                  -2-
                        Garment Capitol Associates
                      Condensed Statements of Cash Flows
                                (Unaudited)


                                            For the Nine Months Ended
                                     September 30, 2001  September 30, 2000

Cash flows from operating
  activities:
   Net income (loss)                     $    -0-              $     -0-
        Adjustments to reconcile
    Net loss to cash used in
        operating activities :
    Change in operating liabilities:
    Change in accrued legal cost reserve    1,349 		  (10,507)
                                          ---------              ---------
    Net cash used in
	 operating activities, and
      net (decrease) in cash            $   1,349               $ (10,507)
                                          ---------              ---------

Cash and cash equivalents,
  beginning of period                     165,357                 173,327
                                          ---------              ---------
Cash and cash equivalents,
  end of period                         $ 166,706               $  162,820
                                         =========               =========




Notes to Condensed Financial Statements (Unaudited)

                           -3-
Note A - Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2001, its results of operations for the nine and three months ended September 30, 2001 and 2000, its cash flows for the nine months ended September 30, 2001 and 2000. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


Note B - Interim Period Reporting


         Registrant was organized on January 10, 1957. On May 1, 1957, Registrant acquired fee title to the Garment Capitol Building (the "Building") and the land thereunder, located at 498 Seventh Avenue, New York, New York (the "Property"). Registrant's partners are Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro (collectively the "Partners"), each of whom also acts as an agent for holders of participations in his partner interest in Registrant (the "Participants"). As described below, the Property has been sold, Registrant has been terminated for tax purposes, and distributions from sale proceeds have been made to the Participants.

          Registrant did not operate the Property. Registrant leased the Property to 498 Seventh Avenue Associates (the "Original Lessee") under a net operating lease (the "Operating Lease") which commenced as of May 1, 1957 and was scheduled to expire on April 30, 2007.
                              -4-
         In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to 4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Operating Lease. The shares in the New Lessee were owned by the partners in the Original Lessee, except that a substantial portion of the shares originally owned by Peter L. Malkin is held for the benefit of members of his family, as to which shares he retains voting control.

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

                                -5-

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

         Although the failure to pay the January 1, 1996, July 1,
1996 and January 1, 1997 real estate taxes and BID assessments also constituted a breach of Registrant's obligations under the Mortgage Loan, Apple Bank had agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements consummated in March 1996 between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) had personally borrowed from Apple Bank (a) on April 2, 1996, the sum of $1,012,274.18, equal to the January 1, 1996 real estate taxes and BID assessments and interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500 and (b) on June 28, 1996, the sum of $1,081,783.76 equal to the July 1, 1996 real estate taxes and BID assessment and (c) on December 31, 1996, the sum of $769,374.76 equal to the January 1, 1997 real estate taxes and BID assessment.
The April 2, 1996 borrowing was used to fund a protective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. The June 28, 1996 and December 31, 1996 borrowings were used to fund protective advances by Apple Bank to pay, respectively, the July 1, 1996 and January 1, 1997 Real Estate Taxes and BID assessments through the purchase of additional subordinate participating interests in the Mortgage Loan in such amounts.
Interest and principal required to be paid on the protective advances and on any future protective advances have been paid by the New Lessee.
                                -6-
         On January 29, 1997, Registrant received the consent of the Participants for the sale and forbearance program and for the liquidation of Registrant, as described in the Statement. See Note C and Item 2 hereof for a description of the services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.

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

          Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $166,706 is being held for Registrant by Supervisor.
                                 -7-
Note C - Supervisory Services

         Registrant's supervisory fee arrangement with Supervisor provided for (i) the basic payment of $42,500 per annum ("Basic Payment"); (ii) an additional annual basic payment of the first $37,500 of Additional Rent paid by Lessee in any lease year ("Additional Basic Payment"); (iii) an additional payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year (the "Additional Payment"); and (iv) hourly fees for special services. The Additional Basic Payment was payable in each year only from Additional Rent received by Registrant from New Lessee. If Additional Rent in any year was inadequate to cover the Additional Basic Payment, such deficiency was payable in the following year in which Additional Rent was sufficient.

         No remuneration was paid during the current fiscal year by Registrant to any of the Partners as such. Legal and accounting fees for the period ended September 30, 2001 included $2,715 for services rendered by Wien & Malkin LLP, a related party.

         The supervisory services provided to Registrant by Supervisor have included maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

         Supervisor did not receive a supervisory fee based on sale proceeds allocated to Registrant but has been paid for its special services in connection with the Statement and in connection with the sale and other post-sale special services. Supervisor has also been paid fees by the New Lessee for various work on behalf of the New Lessee during and after the sale.
                                    -8-
         The respective interests of Messrs. Malkin, Keltner, and Shapiro, if any, in Registrant and New Lessee arose solely from the ownership of their respective participations in Registrant and Mr. Malkin's family's interests in New Lessee. The Partners as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee. However, each of the Partners, by reason of his respective interest in Supervisor, may receive income attributable to supervisory, service, and legal,or other remuneration paid to Supervisor for services rendered to Registrant and the New Lessee.

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations.

         Registrant was organized solely for the purposes of acquiring the Property subject to the Operating Lease. Registrant was required to pay from Basic Rent the mortgage charges and supervisory services and to distribute the balance of such Basic Rent to the Participants. Pursuant to the Operating Lease, the holder of the leasehold interest thereunder had sole responsibility for the condition, operation, repair, maintenance and management of the Property. Registrant did not maintain substantial liquid assets to defray any operating expenses of the Property. Registrant's results of operations were affected primarily by the amount of rent payable to it under the Operating Lease.

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

         As a result of the Sale, on July 23, 1997, Registrant made a distribution to the Participants of certain net sales proceeds. At the closing of the sale pursuant to the Contract of Sale, the interests of Registrant, as lessor, and the New Lessee, as lessee, under the Operating Lease were assigned to the purchaser, and the Operating Lease was terminated. There were no additional regular monthly distributions following the distribution on April 1, 1997 in respect of March 1997 rent under the Operating Lease.

                                     -9-

                Liquidity and Capital Resources

                        N/A




Inflation

        Inflation may have affected the operations of the New Lessee and any resulting Additional Rent payable from net operating profit. The New Lessee was required to pay Basic Rent, regardless of the results of its operations.






                           -10-

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

         Plaintiff made a motion for judgment notwithstanding the verdict and for a new trial. By opinion and order dated January 17, 2001, the court denied plaintiff's motion for judgment notwithstanding the verdict and for a new trial, and plaintiff has filed appeals from the jury verdict and the denial of those motions. The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation would not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. The required 30-day notice was given to counsel for the plaintiff on October 2, 2000, and a portion of such sales proceeds have been used to pay fees and expenses associated with the litigation.
                               -11-
         On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Supervisor. Registrant was a defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December 8, 1997 and referred to in the preceding paragraph. Upon plaintiff's appeal of the order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. By Order dated August 11, 1999, plaintiff's derivative claims were dismissed. The case was certified as a class action by order dated February 1, 2000 and was tried to the Court (Baer, J.) and a trial jury returned a verdict for all defendants on all claims. Plaintiff made a motion for judgement notwithstanding the verdict and for a new trial. By opinion and order dated January 17, 2001, the court denied plaintiff's motion for judgement notwithstanding the verdict and for a new trial, and plaintiff has filed appeals from the jury verdict and the denial of those motions. Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.


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


Date: November 15, 2001


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*


Date: November	15, 2001









__________________________
*	Mr. Katzman supervises accounting functions for Registrant.

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