Form 10-K
period 2001-12-31
GARMENT CAPITOL ASSOCIATES
filed 2002-04-16
CIK 40023

FORM 10-K
        SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

        (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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

An Exhibit Index is located on pages 34 through 36 of this Report. Number of Pages (including exhibits) in this filing: 37


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

	The New Lessee had paid basic rent under the Operating Lease through March 27, 1997, (NSP) the date of the sale of the Property, as hereinafter described. Registrant applied these rents to cover (1) its monthly mortgage payments to the Apple Bank
                        -2-
for Savings ("Apple Bank") on Registrants' fee mortgage on the Property (the "Mortgage Loan"), (2) its monthly fee for supervisory services and (3) its distributions to the Participants in Registrant. The New Lessee did not pay the New York City real estate taxes and Business Improvement District ("BID") assessments in the amounts of $936,180.00 and $29,695.14, respectively, and certain other minor assessments and charges aggregating less than $1,500, all of which were due on January 1, 1996 or shortly thereafter. The New Lessee also failed to pay the New York City real estate taxes and BID assessments in the amounts of $1,053,254.50 and $28,529.26, respectively, which were due on July 1, 1996 and $740,845.50 and $28,529.26, respectively, which were due on January 1, 1997. As a result, although payment of the January 1, 1996 and July 1, 1996 and January 1, 1997 real estate taxes and BID assessments has been made as described below, the New Lessee was in default of the Operating Lease as of January 1, 1996.

	The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while management of Registrant solicited the consent of the Participants to a sale of the Property (the "Solicitation"). On July 26, 1996, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a sale of the Property and forbearance in favor of the New Lessee. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 25, 1996, and is incorporated herein by reference. If Registrant did forbear, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of Basic Rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Operating Lease was also to serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent solicitation program included the continuation of the Operating Lease with the New Lessee, Registrant did not send a notice of default under the Operating Lease based on the failure of the New Lessee to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments.
                           -3-
	Although the failure to pay the January 1, 1996, July 1, 1996 and January 1, 1997 real estate taxes and BID assessments also constituted a breach of Registrant's obligations under the Mortgage Loan, Apple Bank had agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements consummated in March 1996 between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) had personally borrowed from Apple Bank (a) on April 2, 1996, the sum of $1,012,274.18, equal to the January 1, 1996 real estate taxes and BID assessments and interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500 and (b) on June 28, 1996, the sum of $1,081,783.76 equal to the July 1, 1996 real estate taxes and BID assessment and (c) on December 31, 1996, the sum of $769,374.76 equal to the January 1, 1997 real estate taxes and BID assessment. The April 2, 1996 borrowing was used to fund a protective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. The June 28, 1996 and December 31, 1996 borrowings were used to fund protective advances by Apple Bank to pay, respectively, the July 1, 1996 and January 1, 1997 Real Estate Taxes and BID assessments through the purchase of additional subordinate participating interests in the Mortgage Loan in such amounts. Interest and principal required to be paid on the protective advances and on any future protective advances have been paid by the New Lessee.

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

	Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as Agent, and Tirrem Management Company, Inc., collectively as Purchasers, to sell the Property to the Purchasers for $42,000,000, subject to adjustments (the "Contract of Sale"). The sale closed as of March 27, 1997. After priority allocation for certain payments, as more particularly described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New Lessee pursuant to the formula described in the Statement, as approved by the Participants. From its share of the proceeds, Registrant had made an initial distribution on March 31, 1997 of $27,000,000 to the Participants, and each holder of an original $10,000 Participation, as reduced to $5,000, received an initial distribution of sale proceeds of $25,714, which included the return of the Participant's remaining original capital investment. On July 23, 1997, an additional distribution of $800,000 ($761.90 per $5,000 participation unit) was made to the Participants out of the proceeds of sale.
                           -4-
	Based on advice from legal counsel, the partnership was terminated on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation, an escrow account, in the amount of $165,618 is being held by Supervisor as of December 31, 2001. See Item 3 hereto.

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

		The total amount paid to Apple Bank in respect of the Mortgage Loan was $5,809,686. This amount consisted of the following elements:  (a) principal - $2,886,125 (b) accrued
interest on the principal balance to the date of sale - $22,945;
(c) prepayment charges to expiration of 60 day notice period (as reduced based on discussions between Apple Bank and Supervisor - $14,419; (d) real estate tax advances - $2,863,433 and (e) accrued interest on the real estate tax advances - $22,764 (paid by the
New Lessee).
                              -5-
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

		The Property of Registrant is the subject of the following pending litigation:

		On October 4, 1996, the alleged holder of three participation interests in Registrant brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners in Registrant, and Supervisor. Registrant was a nominal defendant. The suit claims that defendants violated the anti-fraud provisions of the federal securities laws and committed breaches of fiduciary duty and fraud in relation to the Solicitation. The suit is a class action. The suit seeks to enjoin the allocation of sale proceeds to the New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted that motion and dismissed the action by order and decision dated December 8, 1997.
                              -6-
	Upon plaintiff's appeal of that order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. By Order dated August 11, 1999, plaintiff's derivative claims were dismissed. The case was certified as a class action by order dated February 1, 2000 and was tried to the court (Baer, J.) and a trial jury beginning on September 18, 2000. On September 27, 2000, the trial jury returned a verdict for all defendants on all claims.

	     Plaintiff made a motion for judgment notwithstanding the verdict and for a new trial. By opinion and order dated January
17, 2001, the court denied plaintiff's motion for judgment notwithstanding the verdict and for a new trial, and plaintiff filed appeals from the jury verdict and the denial of those motions. By opinion dated February 26, 2002 the Court of Appeals affirmed the judgement dismissing the complaint in all respects.
         The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation would not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. The required 30-day notice was given to counsel for the plaintiff on October 2, 2000, and a portion of such sales proceeds have been used to pay fees and expenses associated with the litigation.

		On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Supervisor. Registrant was a defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December
8, 1997 and referred to in the preceding paragraph.  Upon

                        -7-
plaintiff's appeal of the order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. By Order dated August 11, 1999, plaintiff's derivative claims were dismissed. The case was certified as a class action by order dated February 1, 2000 and was tried to the Court (Baer, J.) and a trial jury returned a verdict for all defendants on all claims. Plaintiff made a motion for judgement notwithstanding the verdict and for a new trial. By opinion and order dated January 17, 2001, the court denied plaintiff's motion for judgement notwithstanding the verdict and for a new trial, and plaintiff filed appeals from the jury verdict and the denial of those motions. By opinion dated February 26, 2002, the Court of Appeals affirmed the judgement dismissing the complaint in all respects.
          Registrant's litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Registrant is anticipated.


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

                                -8-
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

		By reason of the sale of the Property, the Operating Lease has expired and the Registrant was liquidated. There was no additional regular monthly distributions following the distribution on April 1, 1997 in respect of March, 1997 rent under the Operating Lease.
                        -9-

Item 6.

                              GARMENT CAPITOL ASSOCIATES

                              SELECTED FINANCIAL DATA

                                     Years ended December 31,
                           2001       2000      1999       1998        1997
Basic rent income.. ... $     -    $     -   $     -   $       -   $   257,850
Additional rent income.       -          -         -           -           -
Interest income........       -          -         -           -        87,951
Dividend income.........   6,655      9,827     8,541      11,829       17,533
                       --------    --------  ---------  -----------  ----------
   Total revenue....... $  6,655    $ 9,827  $  8,541   $  11,829   $   363,334
                       ========  ========  =========  ===========  ==========
Gain on sale of real
   estate............   $     -   $     -   $      -   $       -    $28,164,634
                       ========  ========  =========  ===========   ==========
Net income..........    $     -   $     -   $      -     $     -    $28,334,587
                       ========  ========  =========  ===========   ==========

Earnings per $5,000 participation
 unit, based on 1,050 participa-
 tion units outstanding during
 the year:
  Income from
    operations......    $     -   $     -   $      -     $           $      162
    Gain on sale of
      real estate...          -         -          -	            	26,823
                        --------  --------  ---------  -----------  ----------
      Net income....    $     -   $     -   $	   -	 $            $   26,985
                        ========  ========  =========  ===========  ==========
Total assets.......           -   $165,357  $173,327   $ 207,983    $  206,894
                        ========  ========  =========  ===========  ==========

Long-term obligations.. $     -   $     -   $      -   $        -   $       -
                        ========  ========  =========  ===========  ==========


Distributions per $5,000 par-
 ticipation unit, based on 1,050
 participation units outstanding
 during the year:
   Income.............. $     -   $     -   $      -   $        -   $   26,666
   Return of capital..        -         -          -            -           -
                          --------  --------  ---------  -----------  ----------
   Total distributions. $     -   $     -   $  	   -	 $        -   $   26,666
                          ========  ========  =========  ===========  ==========

                                 -10-

Item 7.	Management's Discussion and Analysis of
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

		The financial statements are being filed in response to this item.

                           -11-
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

                                                     Principal       Date
                        Nature of                    Occupation      Individual
                        Family          Business     and             became
Name            Age     Relationship    Experience   Employment      Partner

Peter L. Malkin 67      None            Real Estate  Senior Partner  1983
                                        Supervision   and Chairman
                                                      Wien & Malkin
                                                      LLP

Thomas N. Keltner,
 Jr.            55      None            Real Estate  Partner         1998
                                        Supervision  Wien & Malkin
                                                     LLP

Richard A. Shapiro      56      None    Real Estate  Partner         1998
                                        Supervision  Wien & Malkin
                                                     LLP

         As stated above, the Partners are also members of Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may have posed actual or potential conflicts of interest among Registrant, Original Lessee, New Lessee and certain of their respective affiliates.
                         -12-

         The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Partners are either a director, joint venturer or general partner are as follows:

Peter L. Malkin is a member in 250 West 57th St.
Associates L.L.C., Empire State Building Associates
L.L.C. and 60 East 42nd St. Associates L.L.C. and a joint venturer in Navarre-500 Building Associates.

Thomas N. Keltner, Jr. is a member in Empire State
Building Associates L.L.C. and 60 East 42nd St.
Associates L.L.C. and joint venturer in Navarre-500
Building Associates.


         Supervisor was responsible for overseeing the liquidation of Registrant.

Item 11.  Executive Compensation

         As stated in Item 10 hereof, Registrant had no directors or officers or any other centralization of management.

         No remuneration was paid during the current fiscal year by Registrant to any of the Partners as such. Registrant's supervisory fee arrangement with Supervisor provided for (i) the basic payment of $42,500 per annum; (ii) an additional payment of the first $37,500 of Additional Rent paid by the lessee under the Operating Lease in any lease year; and (iii) the payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year. Pursuant to such fee arrangements described herein, Registrant paid Supervisor $21,360 during the eleven month period ended November 30, 1997. The supervisory services provided to Registrant by Supervisor included legal, administrative and financial services. The legal and administrative services included acting as Supervisor to Registrant, maintaining all of

                        -13-
its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage, providing or overseeing certain legal services and conducting annual partnership meetings. Financial services included monthly receipt of rent from the New Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the New Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

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
                60 East 42nd Street
                New York, NY 10165

                        -14-
        At the date of sale, March 27, 1997, certain of the Partners (or their respective spouses) held additional
Participations as follows:

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

         (c)     Not applicable.


Item 13.  Certain Relationships and Related Transactions.

         (a) As stated in Item 1 hereof, Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro were the three Partners in Registrant and also acted as agents for the Par-ticipants in their respective partnership interests. Mr. and Mrs. Malkin were also among the partners in the Original Lessee and shareholders in the New Lessee. Because one of the three Partners and his wife were partners in the Original Lessee and shareholders in the New Lessee and all three Partners are members of Supervisor (which supervises Registrant and Original Lessee), certain actual or potential conflicts of interest may have arisen with respect to the management and administration of the business of Registrant. Conflicts may have also existed in connection with the sale of the Property. Under the respective Participating Agreements pursuant to which the Partners acted as agents for the Participants, certain transactions required the prior consent from Participants owning a specified interest under the agreements in order for the Agents to act on their behalf. Such transactions included modifications and extensions of the Operating Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets. As noted in Item 1(a) above, the sale of the Property, as part of the Sale and Forbearance Program described in the Statement, had been approved by the Participants and the closing of the sale was on March 27, 1997.
                        -15-
         Reference is made to Items 1 and 2 hereof for a description of the terms of the Operating Lease between Registrant and the New Lessee. The respective interests of Messrs. Shapiro, Keltner and Malkin, if any, in Registrant arose solely from the ownership of their respective participations in Registrant. The respective interests of Mr. and Mrs. Malkin in Original Lessee and New Lessee arose solely from the ownership of their respective partnership interests in Original Lessee and shares in New Lessee. The Partners (and Mrs. Malkin) received no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Original Lessee and shareholders in New Lessee. However, each of the Partners, by reason of his respective interest in Supervisor, was entitled to receive his share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Original Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor. Super-visor has also been paid fees for services rendered to the New Lessee in connection with certain of its operations during 1996 and 1997.

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

                            -16-

                        PART IV

Item 14.  Exhibits, Financial Statement
Schedules and Reports on Form 10-K.

(a)(1)  Financial Statements:

Balance Sheets at December 31, 2001 and at December 31,
2000 (Exhibit A).

Statements of Income for the years ended December 31, 2001, 2000 and 1999 (Exhibit B).

Statement of Partners' Capital for the fiscal year ended
December 31, 2001 (Exhibit C-1).

Statement of Partners' Capital for the fiscal year ended
December 31, 2000 (Exhibit C-2).

Statement of Partners' Capital for the fiscal year ended
December 31, 1999 (Exhibit C-3).

Statements of Cash Flows for fiscal year ended December
31, 2001, 2000 and 1999 (Exhibit D).

Notes to Financial Statements for the fiscal year ended
December 31, 2001
..

(2)     Financial Statement Schedules:

List of Omitted Schedules.

(3)	Exhibits:  See Exhibit Index.
                                -17-
                                                  EXHIBIT A
                GARMENT CAPITOL ASSOCIATES

                    BALANCE SHEETS

                   (unaudited)

                   A S S E T S


                                                 December 31,
                                          2001                  2000
Current Assets:
  Cash and cash equivalents:
    Escrow account held by Wien
     & Malkin LLP (Note 10)..........   $165,618              $165,357
                                        --------              --------
          TOTAL CURRENT ASSETS.......    165,618               165,357
                                        --------              --------
          TOTAL ASSETS...............   $165,618              $165,357
                                        ========              ========


                           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accrued legal costs reserved re: pending
   litigation concerning sale of real
   estate (Notes 9 and 10).... .......  $165,618              $165,357
                                        --------              --------
          TOTAL LIABILITIES..........    165,618               165,357
Partners' capital (Exhibit C)........         -                     -
                                        --------              --------
          TOTAL LIABILITIES AND PARTNERS'
           CAPITAL...................   $165,618              $165,357
                                        ========              ========















            	See accompanying notes to financial statements.
                                    -18-
                                                                EXHIBIT B
                         GARMENT CAPITOL ASSOCIATES

                           STATEMENTS OF INCOME

                                (unaudited)

                                           Year ended December 31,
                                     2001            2000            1999
 Revenues:

  Rent income, from a related
   party (Note 4)...............    $   -           $   -          $    -
  Interest income...............        -               -               -
  Dividend income................    6,655           9,827           8,541
                                    ------          ------         -------
         Total Income                6,655           9,827           8,541
                                    ------          ------         -------
Expenses:

  Interest on mortgage (Note 3)...      -               -              -

  Supervisory services, to a
   related party (Note 5)...........    -               -              -

  Legal fees, to a related party
      (Note 5).....................  4,865           6,827           6,016

  Accounting fees................    1,790           3,000           2,525

  Amortization of mortgage
   refinancing costs (Note 2b)...       -               -               -
                                     ------          ------         -------

        Total Expenses               6,655           9,827           8,541
                                     ------          ------         -------

    Income from operations..........    -               -               -

Gain on sale of real estate (Note 9).   -               -               -
                                     ------          ------         -------

    NET INCOME, CARRIED TO PARTNERS'
      CAPITAL DEFICIT (NOTE 8)...  .$   -          $    -         $     -
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

                                                                EXHIBIT C-1
                              GARMENT CAPITOL ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL
                             YEAR ENDED DECEMBER 31, 2001
                                     (unaudited)



                     Partners'
                     capital        Share of                  Partners' capital
                  January 1, 2001  net income  Distributions  December 31, 2001


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

                                                                   EXHIBIT C-3


                           GARMENT CAPITOL ASSOCIATES

                      STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                           YEAR ENDED DECEMBER 31, 1999

                                   (unaudited)




                     Partners'
                 capital (deficit)  Share of                  Partners' capital
                 January 1, 1999   net income  Distributions  December 31, 1999



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

                                -22-
                                                             EXHIBIT D
                         GARMENT CAPITOL ASSOCIATES

                           STATEMENTS OF CASH FLOWS
                                (unaudited)


                                               Year ended December 31,
                                             2001           2000        1999

Cash flows from operating activities:
  Net income..........................   $       -      $     -      $     -
  Adjustments to reconcile net income
   to net cash provided (used in) by
   operating activities:
     Amortization of mortgage
        refinancing costs............            -            -        -
     Gain on sale of real estate.....            -            -        -
     Changes in operating liabilities:
       Accrued interest payable......            - 	     - 	      -
       Accrued legal fees reserved
        re: pending litigation....... 	     261	 (7,970)     (34,656)
                                            --------    -------    --------
             Net cash provided by (used in)
              operating activities....       261         (7,970)     (34,656)
                                           --------      -------    --------
Cash flows from investing activities:
  Payments from lessee, net (Note 9)....        -              -          -
  Net proceeds from sale of real estate..      -               -           -
                                        --------        -------       --------
             Net cash provided by
              investing activities.......     -              -             -
                                          --------      -------       --------
Cash flows from financing activities:
  Cash distributions.....................      -             -             -
  Principal payments on first mortgage
    payable............................        -             -             -
	--------	-------	--------
       Net cash used in financing activities    -            -             -
	--------	-------	--------
       Net increase (decrease) in cash
        and cash equivalents.............       261 	  (7,970)    (34,656)

Cash and cash equivalents,
   beginning of year...................     165,357      173,327     207,983
                                           --------      -------     --------
       CASH AND CASH EQUIVALENTS,
          END OF YEAR..................    $165,618     $165,357    $173,327
                                           ========     ========     ========

Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest..........................  $     -         $     -      $     -
                                          ========       ========     ========

                See accompanying notes to financial statements

                                -23-


1.	Business Activity

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

Cash and cash equivalents include amounts held by Wien & Malkin
LLP (see Note 5) in escrow on December 31, 2001 and 2000 as a reserve to cover possible legal costs for pending litigation in which Associates is named as a defendant (see Note 10).

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

                                 -24-
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

The current term of the Operating Lease was due to expire on April 30, 2007, with a renewal option of 25 years. Pursuant to the Operating Lease, the lessee had the right to surrender its leasehold interest at any time, upon 60 days' prior written notice, without further liability after the date of surrender. The
                             -25-
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

5.	Related Party Transactions - Supervisory Services And Legal
Fees

Supervisory services (including disbursements and cost of regular accounting services) for the period January 1, 1997 through March 27, 1997, totaling $21,360 were paid to the firm of Wien & Malkin LLP. Fees for supervisory services were paid pursuant to an agreement, which amount was based on a rate of return of invest-ment achieved by the participants in Associates. Fees and disbursements of $4,865 and $6,827, respectively, for the years ended December 31, 2001 and 2000 were incurred for services rendered by the firm of Wien & Malkin LLP. Some members of that firm are also partners in Associates. See Notes 9 and 10 for additional related party transactions in connection with the sale of the Property and amounts held in escrow as a reserve against possible costs.

6.	Number of Participants

There were approximately 900 participants in the participating groups at December 31, 2001, 2000 and 1999.

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

                              -26-


8.	Distributions and Amount of Income per $5,000 Participation Unit
(continued)

Such distributions included $26,476 per $5,000 unit resulting from proceeds on the sale of the Property (see Note 9). There were no distributions made in 1999, 2000 and 2001.

Net income is computed without regard to income tax expense since
Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

For income tax purposes in 1997, the reserve for contingent future costs in the amount of $206,894, deducted for financial statement purposes in 1997 from the gain on sale of real estate, ($197 per $5,000 participation unit, based on 1,050 participant units outstanding in 1997) was not deductible; the gain on the sale of real estate in 1997 for income tax purposes was $28,371,528.

For income tax purposes in 1998, the additional reserve for contingent future costs taken for financial statement purposes in the amount of $1,089 ($1 per $5,000 participation unit), was not deductible.

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

However, from January 1, 1996 through the date of sale of the Property, the New Lessee failed to pay the New York City real
                        -27-
9. Sale of the Property on March 27, 1997 and Preceding Events Regarding Default by New Lessee of the Operating Lease and Breach of Associates' Obligations Under the Fee Mortgage (continued)


estate and Business Improvement District ("BID") assessments, which were due on January l, 1996 (collectively, the "1/1/96 Real Estate Taxes"). As a result, the New Lessee was in default of the Operating Lease as of that date. The New Lessee requested that Associates forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the 1/1/96 Real Estate Taxes, while management of Associates solicited the consent of its participants to a sale of the Property (the "Solicitation"). In connection with Associates' forbearance, the New Lessee agreed to cooperate fully with Associates in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of the Basic Rent, to enable Associates to continue its monthly distributions to the participants, pay its supervisory fee and pay its monthly mortgage obligation.

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

                         -28-


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

The gain on sale of real estate was computed as follows:

	Sales proceeds allocated to Associates	$32,681,200

Less costs of sale:
        Building, net of depreciation           $       -
        Land                    2,500,000
        Closing costs           1,809,672       4,309,672
                                ----------      ----------
                                                28,371,528
Less:	accrued legal costs reserved
  re: pending litigation (see Note 10)             206,894
                                                -----------
        Gain on sale of real estate            $28,164,634
                                                ===========
                             -29-
Closing costs on the sale of the Property included $297,544 paid to the firm of Wien & Malkin LLP, a related party (Note 5).
On March 31, 1997 a distribution of $27,000,000 ($25,714 per
$5,000 participation unit) was made to the participants out of the proceeds of sale. On July 22, 1997 a final distribution of $800,000 ($762 per $5,000 participation unit) was made to the participants out of the proceeds of sale. Associates' receivable from the New Lessee as of the date of the sale of the Property, in the amount of $2,399,317 was satisfied on March 27, 1997 by the payment of the protective advances from proceeds of the sale in accordance with the Solicitation. However, the New Lessee's share of such proceeds, which according to the Solicitation amounts to $6,919,483, is being held by Wien & Malkin LLP, a related party and counsel to Associates ("Counsel"), in connection with liti-gation referred to in Note 10.




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

A similar suit was filed by another alleged holder of a fractional interest in Associates on March 13, 1997. The defendants responded to the complaint with a motion seeking dismissal of the action in its entirety and the Court granted that motion by the same order and decision referred to in the preceding paragraph. Although the cases were initially dismissed in their entirety, in February 1999 the United States Court of Appeals for the Second Circuit reversed that dismissal in part, reinstating two of plaintiffs' federal securities law claims. In August 1999, some of the plaintiffs' state law claims were dismissed in a ruling which held that the

                                -30-
plaintiffs could not proceed with their derivative claim for breach of fiduciary duty. Based on this opinion and the Court's reasoning therein, the defendants consistently have asserted that Associates is no longer a defendant in either case. The complaints do not seek any relief against Associates and, accordingly, Associates' litigation counsel is of the opinion that no loss or other unfavorable outcome of the action against Associates is anticipated. No provision has been made in the accompanying financial statements for any adjustments that might result from the outcome of the litigation. To reserve against possible costs associated with the aforementioned pending litigation Associates has set aside $165,357 at December 31, 2000 in an escrow account held by Wien & Malkin LLP, a related party. Such amount represents the unpaid balance of an amount which was reserved and charged in the accompanying 1997 financial statements against the gain on the sale of real estate (Note 9).


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






                                   -32-


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

Date: April 15, 2002


         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*



Date: April 15, 2002


_________________________________
*	Mr. Katzman supervises accounting functions for Registrant

                                -33-
                        Exhibit Index

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


                                        -34-
                Number  Document        Page*

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