Form 10-Q
period 2002-03-31
GARMENT CAPITOL ASSOCIATES
filed 2002-05-20
CIK 40023

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Ended March 31,

2002 2001

Income:

Basic rent income, from a

related party (Note B) $ -0- $ -0-

Dividend income 751 2,281

--------- ----------

Total income 751 2,281

--------- ----------

Expenses:

Interest on mortgage -0- -0-

Supervisory services, to a

related party (Note C) -0- -0-

Amortization of mortgage

refinancing costs -0- -0-

Fees, to a related party

(Note D) 751 2,281

--------- ----------

Total expenses 751 2,281

--------- ----------

Net income for period $ -0- $ -0-

========= ==========

Earnings per $5,000

participation unit, based on

1,050 participation units

outstanding during the period $ -0- $ -0-

========= ==========

Distributions per $5,000

participation consisted of

the following:

Income $ -0- $ -0-

========= ==========

As of March 31, 2002, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests.

Garment Capitol Associates

Condensed Balance Sheets

(Unaudited)

Assets March 31, 2002 December 31, 2001

Escrow Account held by

Wien & Malkin LLP $ 166,369 $ 165,618

---------- -----------

Total Assets 166,369 165,618

========== ===========

Liabilities

Accrued legal costs reserved

re: pending litigation

concerning sale of real estate 166,369 165,618

---------- -----------

Total liabilities $ 166,369 $ 165,618

========== ===========

Capital

March 31, 2002 -0- -0-

December 31, 2001 -0- -0-

---------- -----------

Total liabilities and capital:

March 31, 2002 166,369 -0-

December 31, 2001 -0- 165,618

========== ===========

Garment Capitol Associates

Condensed Statements of Cash Flow

(Unaudited)

January 1, 2002 January 1, 2001

through through

March 31, 2002 March 31, 2001

Cash flows from operating

activities:

Net loss $ -0- $ -0-

Adjustments to reconcile

net income to net cash provided

by (used in) operating activities:

Amortization of mortgage

refinancing costs -0- -0-

Gain on sale of property -0- -0-

Changes in operating liabilities:

Change in accrued legal cost reserve 751 (434)

---------- ---------

Net cash provided by (used in)

operating activities 751 (434)

---------- ---------

Cash flows from investing activities:

Advances to lessee -0- -0-

Payments from lessee -0- -0-

Proceeds from sale of property -0- -0-

---------- ---------

Net cash provided by investing

activities -0- -0-

---------- ---------

Cash flows from financing activities:

Cash distributions -0- -0-

Principal payments on first mortgage -0- -0-

---------- ---------

Net cash used in financing

activities -0- -0-

---------- ---------

Net increase (decrease) in cash 751 (434)

Cash, beginning of period 165,618 165,357

---------- ---------

Cash, end of period 166,369 164,923

========== =========

Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's, Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant was organized on January 10, 1957. On May 1, 1957, Registrant acquired fee title to the Garment Capitol Building (the "Building") and the land thereunder, located at 498 Seventh Avenue, New York, New York (the "Property"). Registrant's members are Peter L. Malkin, Thomas N. Keltner, Jr. and Richard A. Shapiro (collectively the "Members"), each of whom also acts as an agent for holders of participations in their respective partnership interests in Registrant (the "Participants"). As described below, the Property has been sold, Registrant has been terminated for tax purposes, and distributions from sale proceeds have been made to the Participants.

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

Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $166,369 is being held by Supervisor.

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

No remuneration was paid during the current fiscal year by Registrant to any of the Members as such. Fees for the period ended March 31, 2002 included $751 for services rendered by Wien & Malkin LLP, a related party.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Supervisor did not receive a Supervisory Fee based on sale proceeds allocated to Registrant but has been paid for its services in connection with the Statement and in connection with the sale and other post-sale special services. Supervisor has also been paid fees by the New Lessee for various work during and after the sale.

The respective interests of Messrs. Malkin, Keltner, and Shapiro, if any, in Registrant and New Lessee arose solely from the ownership of their respective participations in Registrant and Mr. Malkin's family's interests in New Lessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in the New Lessee. However, each of the Members, by reason of his respective interest in Supervisor, is entitled to receive his share of payments in respect of supervisory services and in respect of any fees or other remuneration paid to Supervisor for special and supervisory services rendered to Registrant and the New Lessee.

Note D Fees

During the three months ended March 31, 2002, fees of $751

were paid to the firm of Wien & Malkin LLP, a related party.

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

The downturn and changes in methods of operations in the garment industry had a major impact on the Property and its operations and profitability. Registrant had been advised that the loss of tenants at the Property and the related reduction in rent received were primarily due to insolvency's affecting tenants in the garment business and reduced demand for space.

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

Plaintiff made a motion for judgment notwithstanding the verdict and for a new trial. By opinion and order dated January 17, 2001, the court denied plaintiff's motion for judgment notwithstanding the verdict and for a new trial, and plaintiff filed appeals from the jury verdict and the denial of those motions. By opinion dated February 26, 2002 the Court of appeals affirmed the judgment dismissing the complaint in all respects.

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

On March 13, 1997, the alleged holder of a fractional participation interest in Registrant brought suit in the U.S. District Court for the Southern District of New York against New Lessee, Original Lessee, Registrant's Partners and Supervisor. Registrant was a defendant. The suit is essentially similar to the legal action described in the preceding paragraph, alleging that defendants violated the Federal proxy rules, committed breaches of fiduciary duty and fraud in relation to the Solicitation for the sale and forbearance program and for liquidation of Registrant. The suit seeks to enjoin the allocation of sale proceeds to New Lessee approved by the Participants, money damages and related relief. Defendants responded to the complaint with a motion seeking dismissal of the action in its entirety. The Court granted the motion and dismissed the action by the same order and decision dated December 8, 1997 and referred to in the preceding paragraph. Upon plaintiff's appeal of the order, the U.S. Court of Appeals affirmed in part and reversed in part the dismissal of the action. By Order dated August 11, 1999, plaintiff's derivative claims were dismissed. The case was certified as a class action by order dated February 1, 2000 and was tried to the Court (Baer, J.) and a trial jury returned a verdict for all defendants on all claims. Plaintiff made a motion for judgement notwithstanding the verdict and for a new trial. By opinion and order dated January 17, 2001, the court denied plaintiff's motion for judgement notwithstanding the verdict and for a new trial, and plaintiff has filed appeals from the jury verdict and the denial of those motions. By opinion dated February 26, 2002, the Court of Appeals affirmed the judgment dismissing the complaint in all respects.

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

Date: May 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

By: /s/ Stanley Katzman

Stanley Katzman, Attorney-in-fact*

Date: May 20, 2002

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