Form 10-Q
period 2002-06-30
GARMENT CAPITOL ASSOCIATES
filed 2002-08-20
CIK 40023

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                        (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

An Exhibit Index is located on Page 13 of this Report.
Number of pages (including exhibits) in this filing: 14



Garment Capitol Associates
June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                Garment Capitol Associates
             Condensed Statements of Income
                        (Unaudited)

                        For the Three Months    For the Six Months
                        Ended June 30,          Ended June 30,
                                2002    2001    2002       2001
Income:
  Dividend income          $    708    $1,823       $1,459   $ 4,104
                           ---------   -------       ------   -------
Total income                    708     1,823        1,459     4,104
                           ---------   -------       ------   -------

Expenses :
  Fees (Note D)                708      1,823        1,459     4,104
                           --------    ------       ------      ------
Total expenses              $  708    $ 1,823        1,459     4,104
                           --------    -------      ------    ------

Net income (loss) for period   $  -0- $   -0-       $  -0-     $ -0-
                               ====== ======        ======    ======
Earnings per $5,000
 participation unit, based on
 1,050 participation units
 outstanding during the period $ -0-   $ -0-       $  -0-     $ -0-
                               ======  ======      ======     ======
Distributions per $5,000
	participation consisted of
	the following:
     Income                    $ -0-   $ -0-       $  -0-     $ -0-
                              ======   ======      ======    ======




As of June 30, 2002, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests

                             -2-

Garment Capitol Associates
June 30, 2002

                Garment Capitol Associates
                Condensed Balance Sheets
                        (Unaudited)


Assets				June 30, 2002	December 31, 2001
Escrow Account held by
  Wien & Malkin LLP                     $  167,077      $   165,618
                                         ----------      -----------
  Total assets                          $  167,077      $   165,618
                                         ==========      ===========

Liabilities
  Accrued legal costs reserved
   re: pending litigation
   concerning sale of real estate	   167,077	    165,618
					----------	-----------
        Total liabilities               $  167,077      $   165,618
					==========	===========
Capital
  June 30, 2002                                -0-              -0-
  December 31, 2001                            -0-              -0-
					----------	-----------
   Total liabilities and capital:
        June 30, 2002                   $  167,077      $       -0-
        December 31, 2001                      -0-          165,618
					==========	===========

                               -3-
Garment Capitol Associates
June 30, 2002


                        Garment Capitol Associates
                   Condensed Statements of Cash Flows
                           (Unaudited)

                                 January 1, 2002         January 1, 2001
                                       through              through
                                   June 30, 2002           June 30, 2001
Cash flows from operating
  activities:
        Net loss                        $      -0-      $     -0-
	Adjustments to reconcile
	  net loss to cash used in
	  operating activities:
Changes in operating liabilities:
Change in accrued legal cost reserve	     1,459	    1,390
                                         ----------      ---------
	Net cash provided by
	  operating activities and
          net increase in cash          $    1,459       $  1,390

Cash and cash equivalents,
  beginning of period                      165,618        165,357
                                        ----------      ---------
Cash and cash equivalents,
  end of period                         $  167,077      $ 166,747
                                        ==========      =========


                                  -4-
Garment Capitol Associates
June 30, 2002


Notes to Condensed Financial Statements (Unaudited)

Note A Organization and basis of Presentation

       In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2002, its results of operations for the six and three months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

       In 1994 and 1995, the Original Lessee made capital calls on its partners in the aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property. Despite these new capital infusions, however, the Original Lessee concluded that to return the Property to profitability would require a very large additional capital investment, estimated by the Original Lessee to be as high as $16,000,000. Therefore, on December 29, 1995, in
                        -5-
Garment Capitol Associates
June 30, 2002

accordance with the terms of the Operating Lease, the Original Lessee assigned the Operating Lease to 4987 Corporation (the "New Lessee"), thereby effectively terminating the liability of the Original Lessee and its partners under the Operating Lease. The shares in the New Lessee were owned by the partners in the Original Lessee, except that a substantial portion of the shares originally owned by Peter L. Malkin is held for the benefit of members of his family, as to which shares he retains voting control.

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

        The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while management of Registrant solicited the consent of the Participants to a sale of the Property (the "Solicitation"). On July 26, 1996, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a sale of the Property and forbearance in favor of the New Lessee in the form of the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 25, 1996, and is incorporated herein by reference. If Registrant did forbear, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of Basic Rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Operating Lease was also to serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent solicitation program included the continuation of the Operating Lease with the New Lessee, Registrant did not send a notice of default under the Operating Lease based on the failure of the New Lessee to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments.
                        -6-
Garment Capitol Associates
June 30, 2002

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

        Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as Agent, and Tirrem Management Company, Inc., collectively as Purchasers, to sell the Property to the Purchasers for $42,000,000, subject to adjustments (the "Contract of Sale"). The sale closed as of March 27, 1997. After priority allocation for certain payments, as more particularly described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New Lessee pursuant to the formula described in the Statement, as approved by the Participants. From its share of the proceeds, Registrant had made an initial
                                -7-
Garment Capitol Associates
June 30, 2002

distribution on June 30, 1997 of $27,000,000 to the Participants, and each holder of an original $10,000 Participation, as reduced to $5,000, received an initial distribution of sale proceeds of $25,714, which included the return of the Participant's remaining original capital investment. On July 23, 1997, an additional distribution of $800,000 ($761.90 per $5,000 participation unit) was made to the Participants out of the proceeds of sale.

        Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $167,077 is being held by Supervisor.

Note C - Supervisory Services

         Prior to the sale of the Property, Registrant paid
Supervisor for supervisory services in accordance with Registrant's supervisory fee arrangement with Supervisor providing for (i) the basic payment of $42,500 per annum ("Basic Payment"); (ii) an additional annual basic payment of the first $37,500 of Additional Rent paid by Lessee in any lease year ("Additional Basic Payment"); and (iii) an additional payment of 10% of all distributions to Participants in any year from Basic Rent and Additional Rent in excess of the amount representing a return at the rate of 18% per annum on their remaining cash investment in any year (the "Additional Payment"). The Additional Basic Payment was payable in each year only from Additional Rent received by Registrant from New Lessee. If Additional Rent in any year was inadequate to cover the Additional Basic Payment, such deficiency was payable in the following year in which Additional Rent was sufficient.

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

         Following such sale of the Property, Registrant paid
Supervisor for supervisory and other services and disbursements at hourly rates in lieu of the foregoing Basic, Additional Basic and Additional Payments.

                        -8-
Garment Capitol Associates
June 30, 2002

          Fees for the period ended June 30, 2002 included $2,715 for services rendered by Wien & Malkin LLP, a related party. No remuneration was paid during the current fiscal year by Registrant to any of the Members as such.

          Supervisor did not receive a Supervisory Fee based on sale proceeds allocated to Registrant but has been paid for its services in connection with the Statement and in connection with the sale and other post-sale special services. Supervisor has also been paid fees and other compensation by the New Lessee and its beneficial owners in connection with the sale and for various work during and after the sale.

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


Note D Fees

         During the three months ended June 30, 2002, fees of $708 were paid to the firm of Wien & Malkin LLP, a related party.



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

         Registrant is aware of the following events.  The
Original Lessee operated the Property at a substantial loss during the years ended December 31, 1995 and December 31, 1994. In 1994 and
1995, the Original Lessee made capital calls on its partners in the
                                -9-
Garment Capitol Associates
June 30, 2002

aggregate amount of $1,300,000 to defray certain operating expenses and improvement costs at the Property.

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


                        -10-

Garment Capitol Associates
June 30, 2002

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

        Plaintiff made a motion for judgment notwithstanding the verdict and for a new trial. By opinion and order dated January 17, 2001, the court denied plaintiff's motion for judgment notwithstanding the verdict and for a new trial, and plaintiff filed appeals from the jury verdict and the denial of those motions. By opinion dated February 26, 2002 the Court of appeals affirmed the judgement dismissing the complaint in all respects. Plaintiff has not taken any further steps to pursue the action.

        The complaint does not seek any relief against Registrant, and, accordingly, Registrant's litigation counsel is of the opinion that no material loss or other unfavorable outcome of the action against Registrant is anticipated. In accordance with the Solicitation, sale proceeds were allocated to repay the Fee Mortgagee protective advances as well as all other sums then outstanding on the Fee Mortgage. Pursuant to an agreement between counsel for the plaintiff in the 1996 proceeding and counsel for the defendants, net sale proceeds allocated to the New Lessee in accordance with the formula set forth in the Solicitation would not be distributed to the New Lessee, except upon 30 days' notice to counsel for the plaintiff. The required 30-day notice was given to counsel for the plaintiff on October 2, 2000, and a portion of such sales proceeds have been used to pay fees and expenses associated with the litigation.
                        -11-
Garment Capitol Associates
June 30, 2002

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

                                -12-
Garment Capitol Associates
June 30, 2002

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


Date: August 20, 2002


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*


Date: August 20, 2002








__________________________
*	Mr. Katzman supervises accounting functions for Registrant.
                                -13-
Garment Capitol Associates
June 30, 2002

                        EXHIBIT INDEX


Number                  Document        Page*

3 (a)	Registrant's Partnership Agreement, dated
        January 10, 1957, which was filed as Exhibit
        No. 1 to Registrant's Registration Statement on Form S-1 as amended (the "Registration
        Statement") effective February 13, 1957 and assigned File No. 2-13034, is incorporated by reference as an exhibit hereto.

3 (b)	Amended Business Certificate of Registrant
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


99 (1)  Chief Executive Officer Certification
        pursuant to Section 906 of the Sarbane-
        Oxley Act of 2002

99 (2)  Chief Financial Officer Certification
        pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002








_____________________
*  Page references are based on a sequential numbering system.
                                -14-