Form 10-Q
period 2002-09-30
GARMENT CAPITOL ASSOCIATES
filed 2002-11-20
CIK 40023

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                        (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

An Exhibit Index is located on Page 16 of this Report.
Number of pages (including exhibits) in this filing: 18




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


                Garment Capitol Associates
             Condensed Statements of Income
                   (Unaudited)


                         For the Three Months	For the Nine Months
                         Ended September 30,    Ended September 30,
                         2002        2001          2002       2001

Income:
   Dividend income       $ 686    $  1,490     $  2,145    $   5,594
                     ---------    ----------    ----------  ----------
    Total income         $ 686    $  1,490     $  2,145    $   5,594
                     ---------   ----------    ----------  ----------
Expenses:
   Fees (Note D)           686       1,490        2,145        5,594
                     ---------   ----------    ----------  ----------
   Total expenses        $ 686    $  1,490     $  2,145    $   5,594
                     ---------   ---------    ----------  ----------

Net income (loss)        $ -0-    $    -0-     $    -0-    $     -0-
                     =========  ==========    ==========  ==========

Earnings per $5,000
  participation unit, based
  on 1,050 participation
  units outstanding
  during the period    $  -0-     $   -0-      $   -0-     $    -0-
                     =========  ==========    ==========  ==========

   Distributions per $5,000
   participation unit
   consisted of the
   following:
          Income     $   -0-     $    -0-      $  -0-     $    -0-
                    =========   ==========    ==========  ==========




	As of September 30, 2002, the investment of the Participants had been repaid in full but the Participants continue to hold pro rata interests in Registrant based on the original participating interests.




                               -2-



                        Garment Capitol Associates
                         Condensed Balance Sheets
                                (Unaudited)


Assets                      September 30, 2002    December 31,2001
Escrow Account held by
  Wien & Malkin LLP		$  166,396	$   165,618
                                ----------      -----------
  Total assets			$  166,396	$   165,618
                                ==========      ===========

Liabilities
  Accrued legal costs reserved
   re: pending litigation
   concerning sale of real estate  166,396          165,618
                                 ----------      -----------
	Total liabilities	$  166,396	$   165,618
                                ==========      ===========
Capital
 September 30, 2002                  -0-              -0-
  December 31, 2001                  -0-              -0-
                               ----------      -----------
   Total liabilities and capital:
	September 30, 2002	$  166,396	$       -0-
	December 31, 2001	       -0-	    165,618
                                 ==========      ===========




                Garment Capitol Associates
                Condensed Statements of Cash Flows
                        (Unaudited)

                                      For the Nine Months Ended
                                 September 30, 2002  September 30, 2001

Cash flows from operating
  activities:
   Net income (loss)                     $    -0-               $     -0-
        Adjustments to reconcile
    Net loss to cash used in
        operating activities :
    Change in operating liabilities:
    Change in accrued legal cost reserve      778 		  (10,507)
                                         ---------              ---------
    Net cash provided by (used in)
	 operating activities, and
      net increase (decrease)
      in cash                            $     778             $ (10,507)
                                         ---------              ---------

Cash and cash equivalents,
  beginning of period                      165,618               173,327
                                         ---------              ---------
Cash and cash equivalents,
  end of period                          $ 166,396           $  162,820
                                         =========              =========







Notes to Condensed Financial Statements (Unaudited)
                                -3-
Note A Organization and basis of Presentation

        In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2002, its results of operations for the nine and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

        The New Lessee requested that Registrant forbear from exercising its rights and remedies under the Operating Lease, including termination of the Operating Lease, by reason of the failure to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments, while management of Registrant solicited the consent of the Participants to a sale of the Property (the "Solicitation"). On July 26, 1996, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization for a sale of the Property and forbearance in favor of the New Lessee in the form of the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on July 25, 1996, and is incorporated herein by reference. If Registrant did forbear, the New Lessee agreed to cooperate fully with Registrant in connection with the sale of the Property and to continue to perform its other obligations under the Operating Lease, including payment of Basic Rent, to enable Registrant to continue its monthly distributions to the Participants, pay its supervisory fee and pay its monthly mortgage obligation. The continuation of the Operating Lease was also to serve to insulate Registrant from third party liabilities attendant on property operations. Because the consent solicitation program included the continuation of the Operating Lease with the New Lessee,


Registrant did not send a notice of default under the Operating Lease based on the failure of the New Lessee to pay the January 1, 1996 and July 1, 1996 real estate taxes and BID assessments.
                                -5-
        Although the failure to pay the January 1, 1996, July 1,
1996 and January 1, 1997 real estate taxes and BID assessments also constituted a breach of Registrant's obligations under the Mortgage Loan, Apple Bank had agreed to forbear from exercising its rights and remedies during the period of the solicitation of consents through a sale of the Property based on arrangements consummated in March 1996 between the shareholders of the New Lessee (or designees on their behalf) and Apple Bank to fund the January 1, 1996 real estate taxes and BID assessments and certain future real estate taxes and BID assessments on the Property (together with the January 1, 1996 real estate taxes, the "Real Estate Taxes") through protective advances under the Mortgage Loan. The shareholders of the New Lessee (or designees on their behalf) had personally borrowed from Apple Bank (a) on April 2, 1996, the sum of $1,012,274.18, equal to the January 1, 1996 real estate taxes and BID assessments and interest thereon to the date of the borrowing, and certain other minor city charges and interest aggregating less than $1,500 and (b) on June 28, 1996, the sum of $1,081,783.76 equal to the July 1, 1996 real estate taxes and BID assessment and (c) on December 31, 1996, the sum of $769,374.76 equal to the January 1, 1997 real estate taxes and BID assessment.
The April 2, 1996 borrowing was used to fund a protective advance by Apple Bank to pay the January 1, 1996 real estate taxes and BID assessments, interest thereon and such minor charges, through the purchase of a subordinate participating interest in the Mortgage Loan in such amount. The June 28, 1996 and December 31, 1996 borrowings were used to fund protective advances by Apple Bank to pay, respectively, the July 1, 1996 and January 1, 1997 Real Estate Taxes and BID assessments through the purchase of additional subordinate participating interests in the Mortgage Loan in such amounts.
Interest and principal required to be paid on the protective advances and on any future protective advances have been paid by the New Lessee.

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

        Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as Agent, and Tirrem Management Company, Inc., collectively as Purchasers, to sell the Property to the Purchasers for $42,000,000, subject to adjustments (the "Contract of Sale"). The sale closed as of March 27, 1997. After priority allocation for certain payments, as more particularly
                                   -6-


described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New Lessee pursuant to the formula described in the Statement, as approved by the Participants. From its share of the proceeds, Registrant had made an initial distribution on June 30, 1997 of $27,000,000 to the Participants, and each holder of an original $10,000 Participation, as reduced to $5,000, received an initial distribution of sale proceeds of $25,714, which included the return of the Participant's remaining original capital investment. On July 23, 1997, an additional distribution of $800,000 ($761.90 per $5,000 participation unit) was made to the Participants out of the proceeds of sale.

        Based on advice from legal counsel, the partnership was terminated for tax purposes on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation and for any other post-closing expenses, an escrow account, in the amount of $166,396 is being held by Supervisor.

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

        The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.
                                -7-


Following such sale of the Property, Registrant paid Supervisor for supervisory and other services and disbursements at hourly rates in lieu of the foregoing Basic, Additional Basic and Additional Payments.

          Fees for the nine month period ended September 30, 2002 included $2,145 for services rendered by Wien & Malkin LLP, a related party. No remuneration was paid during the current fiscal year by Registrant to any of the Members as such.

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


Note D Fees

        During the three months ended September 30, 2002, fees of $686 were paid to the firm of Wien & Malkin LLP, a related party.

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

        The New Lessee had the right to abandon or assign its interest in the Operating Lease (see Item 1, Note B above).

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







Item 4.   Evaluation of Disclosure Controls and
Internal Control Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to it by others within the Registrant.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.




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


Date: November 19, 2002


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.



By:  /s/ Stanley Katzman
     Stanley Katzman, Attorney-in-fact*


Date: November 19, 2002








__________________________
* Mr. Katzman supervises accounting functions for Registrant.

                         CERTIFICATIONS


I, Stanley Katzman, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Garment Capitol Associates;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;
                                -12-

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


                                  By /s/ Stanley Katzman
                                  Name:  Stanley Katzman
                                  Title: Member of Wien & Malkin
                                  LLP, Supervisor of Garment
                                  Capitol Associates


                                  -13-

                        CERTIFICATIONS



I, Stanley Katzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Garment
Capitol Associates;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                                   -14-

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


                                By /s/ Stanley Katzman
                                Name:   Stanley Katzman
                                Title: Senior Member of
                                Financial/Accounting
                                Staff of Wien & Malkin
                                LLP, Supervisor of
                                Garment Capitol
                                Associates

                                    -15-


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


        99 (1)  Chief Executive Officer Certification
                pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002

        99 (2)  Chief Financial Officer Certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002






_____________________
*  Page references are based on a sequential numbering system.
                            -16-


                                        Exhibit 99(1)
                Garment Capitol Associates

                Chief Executive Officer Certification
                        Pursuant to Section 906
                of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief
Executive Officer certification as a member of Wien & Malkin LLP, the supervisor of* in Garment Capitol Asociates("Registrant") to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2002(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 19, 2002
                                By /s/ Stanley Katzman
                                Stanley Katzman
                                Partner in Garment Capitol
                                Associates




*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Quarterly Report, Registrant is a partnership which is supervised by Wien & Malkin LLP. Accordingly, this Chief Executive Officer certification is being signed by a member in Registrant's Supervisor.

                              -17-
                                        Exhibit 99(2)

                Garment Capitol Associates

        Chief Financial Officer Certification
                Pursuant to Section 906
           of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief
Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of Garment Capitol Associates("Registrant"), to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2002(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or
78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 19, 2002

                        By /s/ Stanley Katzman
                        Stanley Katzman
                        Wien & Malkin LLP, Supervisor





*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Quarterly Report, Registrant is a partnership which is supervised by Wien & Malkin LLP. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.

                                -18-