Form 10-K
period 2002-12-31
GARMENT CAPITOL ASSOCIATES
filed 2003-04-15
CIK 40023

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

PART I

Item 1. Business.

    General

On December 31, 2002, Registrant disposed of all its assets and dissolved pursuant to the terms of its partnership agreement.

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

Registrant, together with the New Lessee, entered into a contract with George Comfort & Sons, Inc., as Agent, and Tirrem Management Company, Inc., collectively as Purchasers, to sell the Property to the Purchasers for $42,000,000, subject to adjustments (the "Contract of Sale"). The sale closed as of March 27, 1997. After priority allocation for certain payments, as more particularly described in the Statement, net sale proceeds of $34,885,810 were allocated between Registrant and the New Lessee pursuant to the formula described in the Statement, as approved by the Participants. From its share of the proceeds, Registrant had made an initial distribution on March 31, 1997 of $27,000,000 to the Participants, and each holder of an original $10,000 Participation, as reduced to $5,000, received an initial distribution of sale proceeds of $25,714, which included the return of the Participant's remaining original capital investment. On July 23, 1997, an additional distribution of $800,000 ($761.90 per $5,000 participation unit) was made to the Participants out of the proceeds of sale and on November 19, 2002 a final distribution of $150,384 was made to the participants.

Based on advice from legal counsel, the partnership was terminated on November 30, 1997. At the time of termination, Registrant was still involved in litigation. In order to provide for the anticipated costs of the litigation, an escrow account was being held by Supervisor. Registrant has dissolved under New York law effective as of December 31, 2002. See Item 3 hereto.

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

By reason of the sale of the Property, the Operating Lease has expired and the Registrant was liquidated. There was no additional regular monthly distribution following the distribution on April 1, 1997 in respect of March, 1997 rent under the Operating Lease.

Item 6.

GARMENT CAPITOL ASSOCIATES

SELECTED FINANCIAL DATA

Years ended December 31,

2002 2001 2000 1999 1998

Basic rent income.. ... $ - $ - $ - $ - $ -

Additional rent income. - - - - - Interest income........ - - - - -

Dividend income......... 2,365 6,655 9,827 8,541 11,829

-------- -------- --------- ----------- ----------

Total revenue....... $ 2,365 $ 6,655 $ 9,827 $ 8,541 $ 11,829

======== ======== ========= =========== ==========

Net income.......... $ - $ - $ - $ - $ -

======== ======== ========= =========== ==========

Earnings per $5,000 participation

unit, based on 1,050 participa-

tion units outstanding during

the year:

Income from

operations...... $ - $ - $ - $ - $ -

Gain on sale of

real estate... - - - - - -------- -------- --------- ----------- ----------

Net income.... $ - $ - $ - $ - $ -

======== ======== ========= =========== ==========

Total assets....... - $ - $165,357 $ 173,327 $ 207,983

======== ======== ========= =========== ==========

Long-term obligations.. $ - $ - $ - $ - $ -

======== ======== ========= =========== ==========

Distributions per $5,000 par-

ticipation unit, based on 1,050

participation units outstanding

during the year:

Income.............. $ - $ - $ - $ - $ -

Return of capital.. - - - - -

-------- -------- --------- ----------- ----------

Total distributions. $ - $ - $ - $ - $ -

======== ======== ========= =========== ==========

Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations.

Registrant was organized solely for the purposes of acquiring the Property subject to the Operating Lease. Registrant was required to pay from Basic Rent the mortgage charges and supervisory services and to distribute the balance of such Basic Rent to the Participants. Pursuant to the Operating Lease, the holder of the leasehold interest thereunder had sole responsibility for the condition, operation, repair, maintenance and manage-ment of the Property. Registrant did not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property. Registrant's results of operations were affected primarily by the amount of rent payable to it under the Operating Lease.

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

Principal Date

Nature of Occupation Individual

Family Business and became

Name Age Relationship Experience Employment Partner

Peter L. Malkin 69 None Real Estate Senior Partner 1983

Supervision and Chairman

Wien & Malkin

LLP

Thomas N. Keltner,

Jr. 56 None Real Estate Partner 1998

Supervision Wien & Malkin

LLP

Richard A. Shapiro 57 None Real Estate Partner 1998

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

Item 11. Executive Compensation

As stated in Item 10 hereof, Registrant had no directors or officers.

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

(c) Not applicable.

(d) Not applicable.

Item 14. Evaluation of Disclosure Controls and Internal Control Procedures.
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

PART IV

Item 14. Exhibits, Financial Statement

Schedules and Reports on Form 10-K.

(a)(1) Financial Statements:

Balance Sheets at December 31, 2002 and at December 31, 2001 (Exhibit A).

Statements of Income for the years ended December 31, 2002, 2001 and 2000 (Exhibit B).

Statement of Partners' Capital for the fiscal year ended December 31, 2002 (Exhibit C-1).

Statement of Partners' Capital for the fiscal year ended December 31, 2001 (Exhibit C-2).

Statement of Partners' Capital for the fiscal year ended December 31, 2000 (Exhibit C-3).

Statements of Cash Flows for fiscal year ended December 31, 2002, 2001 and 2000 (Exhibit D).

Notes to Financial Statements for the fiscal year ended December 31, 2002

.

(2) Financial Statement Schedules:

List of Omitted Schedules.

(3) Exhibits: See Exhibit Index.

EXHIBIT A

GARMENT CAPITOL ASSOCIATES

BALANCE SHEETS

(unaudited)

A S S E T S

December 31,

2002 2001

Current Assets:

Cash and cash equivalents:

Cash $ - $ -

Escrow account held by Wien

& Malkin LLP (Note 10).......... - 165,618

-------- --------

TOTAL CURRENT ASSETS....... - 165,618

-------- --------

TOTAL ASSETS............... $ - $165,618

======== ========

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:

Accrued legal costs reserved re: pending

litigation concerning sale of real

estate (Notes 9 and 10).... ....... $ - $165,618

-------- --------

TOTAL LIABILITIES.......... - 165,618

Partners' capital (Exhibit C)........ - -

-------- --------

TOTAL LIABILITIES AND PARTNERS'

CAPITAL................... $ - $165,618

======== ========

See accompanying notes to financial statements.

EXHIBIT B

GARMENT CAPITOL ASSOCIATES

STATEMENTS OF INCOME

(unaudited)

Year ended December 31,

2002 2001 2000

Revenues:

Rent income, from a related

party (Note 4)............... $ - $ - $ -

Interest income............... - - -

Dividend income................ 2,364 6,655 9,827

------ ------ -------

Total Income 2,364 6,655 9,827

------ ------ -------

Expenses:

Fees (Note D). 2,364 - -

------ ------ -------

Total Expenses 2,364 6,655 9,827

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

EXHIBIT C-1

GARMENT CAPITOL ASSOCIATES

STATEMENT OF PARTNERS' CAPITAL

YEAR ENDED DECEMBER 31, 2002

(unaudited)

Partners'

capital Share of Partners' capital

January 1, 2002 net income Distributions December 31, 2002

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

EXHIBIT C-3

GARMENT CAPITOL ASSOCIATES

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

YEAR ENDED DECEMBER 31, 2000

(unaudited)

Partners'

capital (deficit) Share of Partners' capital

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

2002 2001 2000

Cash flows from operating activities:

Net income.......................... $ - $ - $ -

Adjustments to reconcile net income

to net cash provided (used in) by

operating activities:

Gain on sale of real estate..... - - -

Changes in operating liabilities:

Accrued interest payable...... - - -

Accrued legal fees reserved

re: pending litigation....... - 261 (7,970)

-------- ------- --------

Net cash provided by (used in)

operating activities.... - 261 (7,970)

-------- ------- --------

Cash flows from investing activities:

Payments from lessee, net (Note 9).... - - -

Net proceeds from sale of real estate.. - - -

-------- ------- --------

Net cash provided by

investing activities....... - - -

-------- ------- --------

Cash flows from financing activities:

Cash distributions..................... (150,384) - -

Contingency reserve payments (15,234)

Principal payments on first mortgage

payable............................ - - -

-------- ------- --------

Net cash used in financing activities (165,618) - -

-------- ------- --------

Net increase (decrease) in cash

and cash equivalents............. (165,618) 261 (7,970)

Cash and cash equivalents,

beginning of year................... 165,618 165,357 173,327

-------- -------- --------

CASH AND CASH EQUIVALENTS,

END OF YEAR.................. $ - $165,618 $165,357

======== ======== ========

Supplemental disclosures of cash flow information:

Cash paid for:

Interest.......................... $ - $ - $ -

======== ======== ========

See accompanying notes to financial statements.

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

2. Summary of Significant Accounting Policies

a. Cash and Cash Equivalents:

Cash and cash equivalents included amounts held by Wien & Malkin LLP (see Note 5) in escrow on December 31, 2001 as a reserve to cover possible legal costs for pending litigation in which Associates was named as a defendant (see Note 10).

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

5. Related Party Transactions - Supervisory Services And Legal Fees

Supervisory services (including disbursements and cost of regular accounting services) for the period January 1, 1997 through March 27, 1997, totaling $21,360 were paid to the firm of Wien & Malkin LLP. Fees for supervisory services were paid pursuant to an agreement, which amount was based on a rate of return of invest-ment achieved by the participants in Associates. Fees and disbursements of $2,364 and $4,865, respectively, for the years ended December 31, 2002 and 2001 were incurred for services rendered by the firm of Wien & Malkin LLP. Some members of that firm are also partners in Associates. See Notes 9 and 10 for additional related party transactions in connection with the sale of the Property and amounts held in escrow as a reserve against possible costs.

6. Number of Participants

There were approximately 900 participants in the participating groups at December 31, 2001 and 2000.

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

  10. Litigation

  On October 4, 1996, the alleged holder of three participation interests in Associates brought suit in the U.S. District Court for the Southern District of New York against the New Lessee, the Original Lessee, the partners of Associates, and Counsel. Associates is a nominal defendant. The suit claims that defendants

  Litigation (cont.)

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

Date: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Partners in Registrant, pursuant to the Power, on behalf of Registrant and as a Partner in Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: April 15, 2003

_________________________________

* Mr. Katzman supervises accounting functions for Registrant.

CERTIFICATIONS

I, Stanley Katzman, certify that:

  I have reviewed this annual report on Form 10-K of Garment Capitol Associates;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By /s/ Stanley Katzman

Name: Stanley Katzman

Title: Member of Wien & Malkin LLP, Supervisor of Garment Capitol Associates

CERTIFICATIONS

I, Stanley Katzman, certify that:

  I have reviewed this annual report on Form 10-K of Garment Capitol Associates;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By /s/ Stanley Katzman

Name: Stanley Katzman

Title:Senior Member of Financial/Accounting Staff of Wien & Malkin LLP, Supervisor of Garment Capitol Associates

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

Exhibit Index (cont.)

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

Exhibit Index (cont.)

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

The undersigned, Stanley Katzman, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor of* in Garment Capitol Asociates("Registrant") to certify that:

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2002(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 15, 2003

By /s/ Stanley Katzman

Stanley Katzman

Partner in Garment Capitol Associates

*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a partnership which is supervised by Wien & Malkin LLP. Accordingly, this Chief Executive Officer certification is being signed by a member in Registrant's Supervisor.

Exhibit 99(2)

Garment Capitol Associates

Chief Financial Officer Certification

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Stanley Katzman, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of Garment Capitol Associates("Registrant"), to certify that:

(1) the Annual Report on Form 10-K of Registrant for the period ended December 31, 2002(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 15, 2003

By /s/ Stanley Katzman

Stanley Katzman

Wien & Malkin LLP, Supervisor

*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a partnership which is supervised by Wien & Malkin LLP. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.